Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1994-11-10
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15649
                       -------


                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3327914
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)

                                    ASSETS
                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   1,251,225    $     556,725
Escrow deposits                                     442,380          506,759
Accounts and accrued interest receivable            118,152          170,773
Deferred expenses, net of accumulated
  amortization of $633,920 in 1994 and
  $521,266 in 1993                                  419,799          532,453
                                              --------------   --------------
                                                  2,231,556        1,766,710
                                              --------------   --------------
Investment in real estate:
  Land                                           11,137,023       11,137,023
  Buildings and improvements                     83,187,367       83,187,367
                                              --------------   --------------
                                                 94,324,390       94,324,390
  Less accumulated depreciation                  30,797,238       28,703,498
                                              --------------   --------------
Investment in real estate, net of
  accumulated depreciation                       63,527,152       65,620,892
                                              --------------   --------------
                                              $  65,758,708    $  67,387,602
                                              ==============   ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     202,883    $     202,883
Due to affiliates                                   153,287           80,141
Accrued liabilities, principally interest
  and real estate taxes                             436,425          126,652
Security deposits                                   440,624          419,489
Purchase price, promissory and mortgage
  notes payable                                  73,508,859       74,429,557
                                              --------------   --------------
    Total liabilities                            74,742,078       75,258,722

Affiliates' participation in joint ventures      (1,282,828)      (1,082,242)

Partners' capital (59,791 Limited
  Partnership Interests issued and
  outstanding)                                   (7,700,542)      (6,788,878)
                                              --------------   --------------
                                              $  65,758,708    $  67,387,602
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)



                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $  12,038,498    $  11,664,015
  Interest on short-term investments                 43,031           23,472
                                              --------------   --------------
      Total income                               12,081,529       11,687,487
                                              --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    4,783,563        5,161,885
  Depreciation                                    2,093,740        2,093,740
  Amortization of deferred expenses                 112,654          119,369
  Property operating                              4,186,811        3,601,778
  Real estate taxes                               1,034,460        1,063,111
  Property management fees                          601,957          584,739
  Administrative                                    289,078          290,876
                                              --------------   --------------
      Total expenses                             13,102,263       12,915,498
                                              --------------   --------------

Loss before affiliates' participation in
  joint ventures and extraordinary item          (1,020,734)      (1,228,011)

Affiliates' participation in losses
  from joint ventures                               109,070            5,387
                                              --------------   --------------
Loss before extraordinary item                     (911,664)      (1,222,624)

Extraordinary item:
  Gain on forgiveness of debt                                      1,281,439
                                              --------------   --------------
Net (loss) income                             $    (911,664)   $      58,815
                                              ==============   ==============

Net loss before extraordinary item
  allocated to General Partner                $      (9,117)   $     (12,226)
                                              ==============   ==============

Net loss before extraordinary item
  allocated to Limited Partners               $    (902,547)   $  (1,210,398)
                                              ==============   ==============
Net loss before extraordinary item
  per Limited Partnership Interest
  (59,791 issued and outstanding)             $      (15.10)   $      (20.25)
                                              ==============   ==============
Extraordinary item allocated to
  General Partner                                      None    $      12,814
                                              ==============   ==============
Extraordinary item allocated to
  Limited Partners                                     None    $   1,268,625
                                              ==============   ==============
Extraordinary item per Limited Partnership
  Interest (59,791 issued and outstanding)             None    $       21.22
                                              ==============   ==============
Net (loss) income allocated to General
  Partner                                     $      (9,117)   $         588
                                              ==============   ==============
Net (loss) income allocated to Limited
  Partners                                    $    (902,547)   $      58,227
                                              ==============   ==============
Net (loss) income per Limited Partnership
  Interest (59,791 issued and outstanding)    $      (15.10)   $        0.97
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   4,129,464    $   3,938,065
  Interest on short-term investments                 20,018            8,529
                                              --------------   --------------
      Total income                                4,149,482        3,946,594
                                              --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    1,624,176        1,576,626
  Depreciation                                      697,913          697,913
  Amortization of deferred expenses                  37,551           37,551
  Property operating                              1,609,155        1,233,714
  Real estate taxes                                 335,820          357,016
  Property management fees                          206,474          196,919
  Administrative                                     83,351           99,176
                                              --------------   --------------
      Total expenses                              4,594,440        4,198,915
                                              --------------   --------------

Loss before affiliates' participation in
  joint ventures                                   (444,958)        (252,321)

Affiliates' participation in losses
  (income) from joint ventures                       63,756          (21,724)
                                              --------------   --------------
Net loss                                      $    (381,202)   $    (274,045)
                                              ==============   ==============

Net loss allocated to General Partner         $      (3,813)   $      (2,740)
                                              ==============   ==============

Net loss allocated to Limited Partners        $    (377,389)   $    (271,305)
                                              ==============   ==============

Net loss per Limited Partnership Interest
  (59,791 issued and outstanding)             $       (6.32)   $       (4.54)
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net (loss) income                           $    (911,664)   $      58,815
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Extraordinary gain on forgiveness of
        debt                                                      (1,281,439)
      Affiliates' participation in losses
        from joint ventures                        (109,070)          (5,387)
      Depreciation of properties                  2,093,740        2,093,740
      Amortization of deferred expenses             112,654          119,369
      Collection of insurance proceeds               94,425          513,927
      Net change in:
        Escrow deposits                               1,120         (418,406)
        Accounts and accrued interest
          receivable                                (41,804)         (23,807)
        Accounts payable                                            (151,966)
        Due to affiliates                            73,146           (3,541)
        Accrued liabilities                         309,773          112,392
        Security deposits                            21,135           26,629
                                              --------------   --------------
  Net cash provided by operating activities       1,643,455        1,040,326
                                              --------------   --------------

Investing activities:
  Release of capital improvement escrow              63,259
                                              --------------
  Net cash provided by investing activities          63,259
                                              --------------

Financing activities:
  Contributions by joint venture partners -
    affiliates                                       40,040          123,638
  Distributions to joint venture partners -
    affiliates                                     (131,556)
  Issuance of purchase price, promissory and
    mortgage notes payable                                        24,010,000
  Repayment of purchase price, promissory and
    mortgage notes payable                                       (24,950,147)
  Principal payments on purchase price,
    promissory and mortgage notes payable          (920,698)        (646,218)
  Payment of deferred expenses                                      (392,399)
                                              --------------   --------------
  Net cash used in financing activities          (1,012,214)      (1,855,126)
                                              --------------   --------------

Net change in cash and cash equivalents             694,500         (814,800)
Cash and cash equivalents at beginning
  of period                                         556,725        1,092,300
                                              --------------   --------------
Cash and cash equivalents at end of period    $   1,251,225    $     277,500
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $4,783,563 and $5,161,885 and paid interest expense of $4,783,563 and $5,144,151, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $599,067  $204,607      $68,686
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       37,148    23,831       20,215
        Data processing                  18,549     9,684       23,953
        Investor communication            8,465     5,430        4,176
        Legal                            12,509     8,025       12,589
        Portfolio management             28,258    18,128       20,561
        Other                             8,065     5,174        3,107

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. Prior to 1994, title to two of these properties and the property in which the Partnership held a minority joint venture interest were relinquished through foreclosure. The Partnership continues to operate its six remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The extraordinary gain on forgiveness of debt associated with the refinancing of the Lake Ridge Apartments mortgage during the second quarter of 1993 is the primary reason for a net loss during the nine months ended September 30, 1994 as compared to net income during the same period in 1993. Higher property operating expenses were partially offset by higher rental revenues, resulting in an increase in the net loss for the quarter ended September 30, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations are summarized below.

1994 Compared to 1993
- ---------------------

Higher rental rates at the Lakeside, Pines of Cloverlane, Cedar Crest, and Brighton Townhomes apartment complexes in 1994 resulted in an increase in rental income for the nine months and quarter ended September 30, 1994 as compared to same periods in 1993.

Higher average cash balances in addition to increased interest rates resulted in an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The refinancings of the Lake Ridge and Lakeville Resort apartment complexes in April 1993 reduced the interest expense incurred on mortgage notes payable. Additionally, the interest rate on the Cedar Crest Apartments mortgage note was adjusted from 9.75 percent to 7.875 percent effective July 1993 in accordance with the loan agreement. The combination of these transactions caused interest expense on purchase price, promissory and mortgage notes payable to decrease for the nine months ended September 30, 1994 as compared to the same period in 1993. The Lake Ridge Apartment refinancing resulted in a gain on forgiveness of debt during the second quarter of 1993 due to a discounted prepayment of the original loan.

Higher expenditures for exterior painting, carpeting, utilities and insurance at the Lakeville Resort Apartments; payroll, insurance, carpeting and leasing costs at the Pines of Cloverlane Apartments; and landscaping, utilities, insurance, carpeting and payroll at the Cedar Crest Apartments resulted in an increase in property operating expense during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

An affiliate of the General Partner holds a minority joint venture interest in the Lakeville Resort Apartments. Higher property operating expense in 1994 resulted in an increase in affiliates' participation in losses from joint ventures during the nine months ended September 30, 1994 as compared to the same period in 1993. The higher property operating expense in 1994 also resulted in affiliates' participation in losses for the quarter ended September 30, 1994 as compared to income for the same period in 1993.


Liquidity and Capital Resources
- -------------------------------

The Partnership's cash flow provided by operating activities during the nine months ended September 30, 1994 was generated primarily from the operation of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership used the net cash provided by its operating activities and investing activities (release of a capital improvement escrow on Lake Ridge Apartments), to fund its financing activities which consisted primarily of the payment of principal on the properties' mortgage notes and a net distribution to a joint venture partner-affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the first nine months of 1994 and 1993, the Cedar Crest and Pines of Cloverlane apartment complexes generated positive cash flow. The Lakeside, Lake Ridge and Brighton Townhomes apartment complexes generated positive cash flow during the first nine months of 1994 as compared to marginal deficits for the same period in 1993. The improvement at the Lakeside Apartments was due to lower property operating expense as a result of roof repair work completed in 1993 and higher rental revenues in 1994 due to increased rental rates. The improvement at the Lake Ridge Apartments was due to the refinancing of the mortgage note payable and the improvement at the Brighton Townhomes Apartments was the result of higher rental revenues also due to an increase in rental rates. The Lakeville Resort Apartments generated a marginal deficit during the first nine months of 1994 as compared to positive cash flow for the same period in 1993 due to higher expenditures for exterior painting, carpeting, utilities and insurance.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize returns to Limited Partners and, therefore, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain loan modifications as well as refinancings of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on the level of cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. Operations have improved and to the extent this trend continues, the Partnership may be able to commence distributions to partners in the near future.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 dated December 16, 1985 (Registration No. 33-361), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15649) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BALCOR REALTY INVESTORS 86-SERIES I
                          A REAL ESTATE LIMITED PARTNERSHIP



                          By: /s/Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XIX, the General Partner



                          By: /s/Allan Wood
                              ---------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-XIX, the General Partner


Date: November 10, 1994
      ------------------------