Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1995-03-28
CIK 777574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15649
                       -------

                      BALCOR REALTY INVESTORS 86-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
          ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                       -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $59,791,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional property. Three properties have since been disposed of, including the property in which the Registrant held a minority joint venture interest. The six properties remaining at December 31, 1994 are described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the Registrant's six properties, during 1994, four generated positive cash flow while two generated marginal cash flow deficits. See Item 7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XIX, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the six real property investments described below:

Location                      Description of Property
- --------                      -----------------------

Washington County, Oregon     Brighton Townhomes: a 232-unit apartment complex
                              located on approximately 15 acres.

Overland Park, Kansas      *  Cedar Crest Apartments: a 466-unit apartment
                              complex located on approximately 40 acres.

Jacksonville, Florida         Lakeside Apartments: a 416-unit apartment complex
                              located on approximately 28 acres.

Petaluma, California       *  Lakeville Resort Apartments: a 492-unit apartment
                              complex located on approximately 33 acres.

Fresno, California            Lake Ridge Apartments: a 200-unit apartment
                              complex located on approximately 11 acres.

Pittsfield Township,          The Pines of Cloverlane Phases I and II: a
  Michigan                    592-unit apartment complex located on
                              approximately 62 acres.

*Owned by Registrant through a joint venture with an affiliated partnership.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Proposed class action suit
- --------------------------

On July 31, 1991, a proposed class-action complaint was filed, Gerald C. & Nancy W. Weir vs. IDS Financial Services, Inc. ("IDS"), Shearson Lehman Brothers Inc. ("Shearson"), American Express Company ("AMEX"), Balcor Securities Company, Balcor Partners XIX, The Balcor Company and Balcor Partners-86, Case No. 91 CH 07035 (Circuit Court of Cook County, Illinois, Chancery Division). The complaint alleges that the defendants violated the Illinois Consumer Fraud and Deceptive Trade Practices Act and the Illinois Securities Law with regard to the adequacy and accuracy of disclosure of information in respect of the offering of limited partnership interests in the Registrant. The complaint also alleges breach of fiduciary duty and seeks unspecified compensatory damages and rescission.

In January 1993, the Circuit Court dismissed IDS, Shearson and AMEX as defendants for two of the three counts in the complaint. In July 1993, the defendants filed motions for summary judgment on all remaining counts on the grounds that the claims against them were barred by the statute of limitations. In April 1994, the Circuit Court granted the motions for summary judgment, thereby disposing of all claims in the complaint. In May 1994, the plaintiffs filed a notice of appeal with the Illinois Appellate Court, Appeal No. 94-1610, appealing the January 1993 and April 1994 Circuit Court orders. On February 8, 1995, the Appellate Court dismissed the case for want of prosecution.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. To date, the Registrant has not made any distributions to investors. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was approximately 5,404.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $16,104,170 $15,556,850 $14,850,044 $14,568,343 $15,395,616
Loss before gains
  on disposition
  of assets and
  extraordinary
  items             (1,284,604) (1,466,532) (2,805,340) (2,681,046) (4,138,280)
Net loss            (1,284,604)   (185,093) (2,805,340) (2,681,046) (2,869,008)
Net loss per
  Limited Partner-
  ship Interest         (21.27)      (3.06)     (46.45)     (44.39)     (47.50)
Total assets        64,717,186  67,387,602  70,842,488  74,143,639  77,400,673
Mortgage notes
  payable           73,208,295  74,429,557  77,183,221  77,840,780  78,560,938

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

An extraordinary gain on forgiveness of debt was recognized during 1993 in connection with the refinancing of the Lake Ridge Apartments mortgage note. In addition, improved property operations and lower interest expense as a result of several mortgage note refinancings and modifications contributed to a reduction in the loss before extraordinary items in 1994 and 1993 as compared to 1992. Further discussion of Balcor Realty Investors 86 - Series I's (the "Partnership") operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

Higher rental rates at the Lakeside, Brighton Townhomes, Pines of Cloverlane and Cedar Crest apartment complexes resulted in an increase in rental and service income during 1994 as compared to 1993.

Higher average cash balances and an increase in interest rates resulted in an increase in interest income on short-term investments during 1994 as compared to 1993.

The refinancings of the Lake Ridge and Lakeville Resort apartment complexes in April 1993 reduced the interest expense incurred on mortgage notes payable. Additionally, the interest rate on the Cedar Crest Apartments mortgage note was adjusted from 9.75 percent to 7.875 percent effective July 1993 in accordance with the loan agreement. The combination of these transactions caused interest expense on mortgage notes payable to decrease during 1994 as compared to 1993. The Lake Ridge Apartments refinancing also resulted in a gain on forgiveness of debt during 1993 due to a discounted prepayment of the original mortgage note.

Increases in insurance expense at all properties and increases in landscaping and utility costs at the Cedar Crest Apartments and increases in leasing costs at the Pines of Cloverlane Apartments resulted in an increase in property operating expense during 1994 as compared to 1993.

Higher expenditures for exterior painting and carpeting at the Lakeville Resort Apartments resulted in an increase in maintenance and repairs expense during 1994 as compared to 1993.

Higher insurance and maintenance and repairs expense in 1994 at the Lakeville Resort Apartments resulted in affiliates' participation in losses from joint ventures during 1994 as compared to income during 1993.

1993 Compared to 1992
- ---------------------

Due to increased occupancy levels at the Lakeside, Lakeville Resort and Pines of Cloverlane apartment complexes and increased rental rates at the Cedar Crest and Brighton Townhomes apartment complexes, rental and service income and property management fees increased during 1993 as compared to 1992.

Cash available for investment in short-term interest-bearing instruments decreased primarily due to the cash required for the Lake Ridge and Lakeville Resort apartment complexes' mortgage note refinancings. In addition, interest rates earned on investments were lower in 1993 than in 1992. As a result, interest income on short-term investments decreased during 1993 as compared to 1992.

The April 1993 refinancings of the Lake Ridge and Lakeville Resort mortgage notes and the Brighton Townhomes mortgage note modification in September 1992 have lowered interest expense on mortgage notes payable. Additionally, the interest rate on the Cedar Crest Apartments mortgage was adjusted from 9.75 percent to 7.875 percent effective July 1993 in accordance with the mortgage agreement. The combination of these transactions caused interest expense on mortgage notes payable to decrease for 1993 as compared to 1992.
The remaining deferred expense related to the original mortgage note on the

Lake Ridge Apartments was fully amortized during the second quarter of 1993 when the note was refinanced. The refinancing of the Lake Ridge and Lakeville Resort apartment complexes also resulted in the payment of new deferred expenses which are now being amortized over the terms of the mortgage notes payable. As a result of these transactions, amortization expense increased for 1993 as compared to 1992.

Higher expenditures for parking lot repairs, landscaping and painting at the Brighton Townhomes and Cedar Crest apartment complexes, along with higher expenditures for carpet replacement and roof repairs at the Pines of Cloverlane and Cedar Crest apartment complexes resulted in an increase in maintenance and repairs expense during 1993 as compared to 1992.

During 1992, the Partnership incurred legal fees in connection with the Lake Ridge bankruptcy proceedings which resulted in a decrease in administrative expenses during 1993 as compared to 1992.

In 1992, the Partnership reached settlements with the seller of the Cedar Crest, Quail Cove and Sunset Place apartment complexes for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreements. The Partnership recognized a loss of $252,949 in 1992 as a result of the write-off of the remaining portion of the receivable from the seller which was forgiven as part of the settlements.

Increased rental revenues and lower interest expense at the Lakeville Resort Apartments resulted in affiliates' participation in income from joint ventures during 1993 as compared to losses during 1992.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash flow provided by operating activities during 1994 was generated primarily from the operation of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted of the payment of principal on the properties' mortgage notes and a net distribution to a joint venture partner-affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the Brighton Townhomes, Cedar Crest and Pines of Cloverlane apartment complexes generated positive cash flow. The Lake Ridge Apartments generated positive cash flow during 1994 as compared to a marginal deficit during 1993 due to the refinancing of the mortgage note payable. The Lakeside Apartments generated a marginal deficit during 1994 as compared to positive cash flow during 1993 due to an increase in the monthly debt service payment in early 1994 in accordance with the loan agreement. The Lakeville Resort Apartments generated a marginal deficit during 1994 as compared to positive cash flow during 1993 due to a decrease in rental revenue as a result of lower average occupancy and an increase in insurance and maintenance and repair costs.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 94 to 98%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize returns to Limited Partners and, therefore, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, etc., related to each of these mortgage loans. As a result of the General Partner's successful efforts to obtain loan modifications as well as refinancings of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996. The General Partner is currently evaluating options for refinancing the Lakeville Resort Apartments mortgage note which carries an interest rate based on a market index.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on the level of cash flow from the Partnership's remaining properties, the retention of adequate cash reserves for financing and operating needs, and proceeds from future property sales and mortgage loan refinancings, as to all of which there can be no assurances. In light of the results to date and current market conditions, the General Partner does not anticipate that the investors will recover all of their original investment.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $64,717,186  $52,445,528   $67,387,602  $55,841,115
Partners' deficit
  accounts:
    General Partner      (603,600)    (949,298)     (590,754)    (927,684)
    Limited Partners   (7,469,882) (15,636,631)   (6,198,124) (13,706,060)
Net (loss) income:
    General Partner       (12,846)     (21,614)       (1,851)      10,109
    Limited Partners   (1,271,758)  (1,930,571)     (183,242)  (1,024,284)
Per Limited Part-
  nership Interest         (21.27)      (32.29)        (3.06)      (17.13)


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers of Balcor Partners - XIX, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XIX and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           248 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own an additional 10 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated December 16, 1985 (Registration No. 33-361), and said Agreement and Certificate is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Allan Wood
                             -------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XIX, the
                              General Partner

Date: March 23, 1995
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIX,
 /s/Thomas E. Meador     the General Partner                 March 23, 1995
- --------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XIX,
    /s/Allan Wood        the General Partner                 March 23, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 86-Series I
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 2, 1995


                       BALCOR REALTY INVESTORS 86-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                       1994            1993
                                                  --------------  --------------
Cash and cash equivalents                         $   1,058,935   $     556,725
Escrow deposits                                         379,730         506,759
Accounts and accrued interest receivable                 67,036         170,773
Deferred expenses, net of accumulated
  amortization of $671,472 in 1994 and
  $521,266 in 1993                                      382,247         532,453
                                                  --------------  --------------
                                                      1,887,948       1,766,710
                                                  --------------  --------------
Investment in real estate:
  Land                                               11,137,023      11,137,023
  Buildings and improvements                         83,187,367      83,187,367
                                                  --------------  --------------
                                                     94,324,390      94,324,390
  Less accumulated depreciation                      31,495,152      28,703,498
                                                  --------------  --------------
Investment in real estate, net of
  accumulated depreciation                           62,829,238      65,620,892
                                                  --------------  --------------
                                                  $  64,717,186   $  67,387,602
                                                  ==============  ==============



                         LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                                  $     169,360   $     202,883
Due to affiliates                                        74,467          80,141
Accrued liabilities, principally real
  estate taxes                                          169,874         126,652
Security deposits                                       440,214         419,489
Mortgage notes payable                               73,208,295      74,429,557
                                                  --------------  --------------
    Total liabilities                                74,062,210      75,258,722

Affiliates' participation in joint ventures          (1,271,542)     (1,082,242)
Partners' deficit (59,791 Limited
  Partnership Interests issued and
  outstanding)                                       (8,073,482)     (6,788,878)
                                                  --------------  --------------
                                                  $  64,717,186   $  67,387,602
                                                  ==============  ==============

  The accompanying notes are an integral part of the financial statements.


                       BALCOR REALTY INVESTORS 86-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                             Partners' Deficit Accounts
                                  ----------------------------------------------
                                                      General         Limited
                                       Total          Partner        Partners
                                  --------------  --------------  --------------

Balance at December 31, 1991      $  (3,798,445)  $    (560,850)  $  (3,237,595)

Net loss for the year
  ended December 31, 1992            (2,805,340)        (28,053)     (2,777,287)
                                  --------------  --------------   -------------
Balance at December 31, 1992         (6,603,785)       (588,903)     (6,014,882)

Net loss for the year
  ended December 31, 1993              (185,093)         (1,851)       (183,242)
                                  --------------  --------------   -------------
Balance at December 31, 1993         (6,788,878)       (590,754)     (6,198,124)

Net loss for the year
  ended December 31, 1994            (1,284,604)        (12,846)     (1,271,758)
                                  --------------  --------------  --------------
Balance at December 31, 1994      $  (8,073,482)  $    (603,600)  $  (7,469,882)
                                  ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.


                       BALCOR REALTY INVESTORS 86-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                       1994            1993            1992
                                  --------------  --------------  --------------
Income:
  Rental and service              $  16,036,758   $  15,518,993   $  14,775,970
  Interest on short-term
    investments                          67,412          37,857          74,074
                                  --------------  --------------  --------------
      Total income                   16,104,170      15,556,850      14,850,044
                                  --------------  --------------  --------------

Expenses:
  Interest on mortgage
    notes payable                     6,287,058       6,739,733       7,623,495
  Depreciation                        2,791,654       2,791,654       2,789,737
  Amortization of deferred
    expenses                            150,206         156,921          71,761
  Property operating                  4,129,446       3,524,295       3,583,892
  Maintenance and repairs             1,569,408       1,306,984         980,223
  Real estate taxes                   1,391,861       1,350,610       1,407,420
  Property management fees              800,216         777,519         737,350
  Administrative                        373,708         366,880         415,191
  Write-off of receivables
    from seller                                                         252,949
                                  --------------  --------------  --------------
      Total expenses                 17,493,557      17,014,596      17,862,018
                                  --------------  --------------  --------------
Loss before participation
  in joint ventures and
  extraordinary item                 (1,389,387)     (1,457,746)     (3,011,974)
Affiliates' participation in
  losses (income) from joint
  ventures                              104,783          (8,786)        206,634
                                  --------------  --------------  --------------
Loss before extraordinary item       (1,284,604)     (1,466,532)     (2,805,340)
                                  --------------  --------------  --------------
Extraordinary item:
  Gain on forgiveness of debt                         1,281,439
                                  --------------  --------------  --------------
Net loss                          $  (1,284,604)  $    (185,093)  $  (2,805,340)
                                  ==============  ==============  ==============
Loss before extraordinary item
  allocated to General Partner    $     (12,846)  $     (14,665)  $     (28,053)
                                  ==============  ==============  ==============
Loss before extraordinary item
  allocated to Limited Partners   $  (1,271,758)  $  (1,451,867)  $  (2,777,287)
                                  ==============  ==============  ==============
Loss before extraordinary item
  per Limited Partnership
  Interest (59,791 issued
  and outstanding)                $      (21.27)  $      (24.28)  $      (46.45)
                                  ==============  ==============  ==============
Extraordinary item allocated
  to General Partner                       NONE   $      12,814            NONE
                                  ==============  ==============  ==============
Extraordinary item allocated
  to Limited Partners                      NONE   $   1,268,625            NONE
                                  ==============  ==============  ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                  NONE   $       21.22            NONE
                                  ==============  ==============  ==============
Net loss allocated to General
  Partner                         $     (12,846)  $      (1,851)  $     (28,053)
                                  ==============  ==============  ==============
Net loss allocated to Limited
  Partners                        $  (1,271,758)  $    (183,242)  $  (2,777,287)
                                  ==============  ==============  ==============
Net loss per Limited
  Partnership Interest (59,791
  issued and outstanding)         $      (21.27)  $       (3.06)  $      (46.45)
                                  ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.


                       BALCOR REALTY INVESTORS 86-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992




                                       1994            1993            1992
                                  --------------  --------------  --------------
Operating activities:

  Net loss                        $  (1,284,604)  $    (185,093)  $  (2,805,340)
  Adjustments to reconcile net
    loss to net cash provided
    by or used in operating
    activities:
      Extraordinary gain on
        forgiveness of debt                          (1,281,439)
      Affiliates' participation
        in (losses) income from
        joint ventures                 (104,783)          8,786        (206,634)
      Depreciation of properties      2,791,654       2,791,654       2,789,737
      Amortization of deferred
        expenses                        150,206         156,921          71,761
      Payment of insurance claim
        expenditures                                    (94,425)       (529,874)
      Collection of insurance
        proceeds                         94,425         529,874
      Write-off of receivables from
        seller                                                          252,949
      Collection of proceeds from
        settlement                                                      265,763
      Net change in:
        Escrow deposits                 127,029        (230,901)       (264,433)
        Accounts and accrued
          interest receivable             9,312          85,867         (47,512)
        Accounts payable                (33,523)          3,068         (29,809)
        Due to affiliates                (5,674)         (9,167)        (30,408)
        Accrued liabilities              43,222        (239,468)        445,024
        Security deposits                20,725          26,569         (43,598)
                                  --------------  --------------  --------------
  Net cash provided by or used
    in operating activities           1,807,989       1,562,246        (132,374)
                                  --------------  --------------  --------------
Financing activities:

  Capital contributions by joint
    venture partner - affiliate          47,039         123,638          45,902
  Distributions to joint venture
    partner - affiliate                (131,556)                        (18,729)
  Issuance of mortgage notes
    payable                                          24,010,000
  Repayment of mortgage notes
    payable                                         (24,950,147)
  Principal payments on mortgage
    notes payable                    (1,221,262)       (888,913)       (657,559)
  Payment of deferred expenses                         (392,399)
                                  --------------  --------------  --------------
  Net cash used in financing
    activities                       (1,305,779)     (2,097,821)       (630,386)
                                  --------------  --------------  --------------
Net change in cash and cash
  equivalents                           502,210        (535,575)       (762,760)
Cash and cash equivalents at
  beginning of year                     556,725       1,092,300       1,855,060
                                  --------------  --------------  --------------
Cash and cash equivalents at
  end of year                     $   1,058,935   $     556,725   $   1,092,300
                                  ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of financing fees which are amortized over the terms of the respective loan agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) Reclassifications were made to the 1993 and 1992 Financial Statements in order to provide comparability to the 1994 Financial Statements. These reclassifications have not changed the 1993 and 1992 results.

2. Partnership Agreement:

The Partnership was organized on October 1, 1984. The Partnership Agreement provides for Balcor Partners-XIX to be the General Partner and for the admission of Limited Partners through the sale of up to 250,000 Limited Partnership Interests at $1,000 per Interest, 59,791 of which were sold on or prior to July 31, 1986, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses. One hundred percent of Net Cash Receipts available for distribution will be distributed to the holders of Interests in proportion to their Participating Percentages as of the record date for such distributions. There will, however, be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed. The accrued amount will be paid as a part of the General Partner's share of distributed Net Cash Proceeds. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of remaining Net Cash Proceeds after the return of Original Capital plus any deficiency in the Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                  Carrying    Carrying    Current  Final
Property          Amount of   Amount of     In-   Matur-   Current    Estimated
Pledged as        Notes at    Notes at    terest    ity    Monthly     Balloon
Collateral        12/31/94    12/31/93     Rate    Date    Payment     Payment
- --------------   ----------  ----------  -------- ------   -------   ----------
Apartment Complexes:

Brighton
  Townhomes     $ 7,217,998   $7,296,849    7.50   1996   $45,112   $7,218,000
                                                              (A)
Cedar Crest      15,579,305   15,842,539   7.875   1998   123,717   14,293,000

Lakeside         12,550,009   12,654,011    8.50   1996    97,298   12,341,000
                                                              (B)
Lakeville Resort 18,991,478   19,439,597   10.41   1997   208,759   17,840,000
                                             (C)              (C)
Lake Ridge        4,269,113    4,294,459   10.05   2000    37,983    3,999,000
                                                              (D)
Pines of
  Cloverlane     14,600,392   14,902,102   10.00   1996   148,195   14,178,000
                -----------  -----------

     Total      $73,208,295  $74,429,557
                ===========  ===========

(A) The lender also receives 70% of all net cash flow annually (as defined in the loan agreement) to reduce the principal balance of the loan with the Partnership retaining the remaining 30%. Additional interest, calculated as 35% of the sales price, or the appraised value upon prepayment or refinancing, in excess of the outstanding principal balance of the loan plus unpaid accrued interest, commissions and closing costs, will also be payable to the lender upon the maturity of the loan, sale or refinancing of the property.

(B) The lender also receives as additional interest an amount equal to 75% of all net cash flow annually (as defined in the loan agreement) with the Partnership retaining the remaining 25%. Additional interest calculated as 50% to 60% of the sales price of the property, or the fair market value upon prepayment or refinancing, in excess of amounts specified in the modification agreement, will also be payable to the lender upon maturity of the loan, sale or refinancing of the property.

(C) This mortgage note was refinanced in 1993. The monthly payment varies due to an adjustable interest rate through maturity in April 1997. The former mortgage notes provided for interest rates of 10.16% and 12.75% and monthly payments of $151,214 and $43,263. Proceeds from the new $19,700,000 first mortgage note were used to repay the existing first and second mortgage notes with balances of $16,115,716 and $3,849,222, respectively. Also, the property is required to maintain a minimum "Debt Service Coverage Ratio", as defined by a covenant in the mortgage note documents. Since the minimum has not been maintained, the Partnership is required to deposit funds into an escrow account which may later be applied towards the principal balance of the mortgage note or returned to the Partnership upon improvement in property operations.

(D) These mortgage loans were refinanced in 1993. The original loan, which had an outstanding balance of $6,339,368, including accrued interest of $429,555, was repaid at a cost of $4,985,209 which, after netting the real estate tax escrow balance of $72,720, represents a discount to the Partnership of $1,281,439, which has been recognized as an extraordinary gain. The Partnership used proceeds from the new loans of $4,310,000, and made a principal payment of $675,209 to repay the original loan. The new loans consisted of a first mortgage loan of $4,223,800 and a second mortgage loan of $86,200, bear interest at 10.05% and require monthly payments of $37,983 through maturity in May 2000. The former mortgage note provided for an interest rate of 11.74% and monthly payments of $43,263.

The Partnership's loans described above require current monthly payments of principal and interest, except for the Brighton Townhomes mortgage loan which requires interest only payments.

Approximate principal maturities of the above mortgage notes payable during each of the next five years are as follows:

                         1995          $ 1,358,000
                         1996           34,674,000
                         1997           18,348,000
                         1998           14,477,000
                         1999               42,000

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable of $6,287,058, $6,739,733 and $7,623,495 and paid interest expense of $6,287,058, $6,899,920 and $7,033,754, respectively.

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Affiliates' Participations in Joint Ventures:

The Partnership holds 96.36% and 59.75% joint venture interests, respectively, in the Cedar Crest and Lakeville Resort apartment complexes with the remaining interests held by affiliated partnerships. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliates' participation in the joint ventures.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $667,581 less than the tax loss of the Partnership for the same period.

7.   Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $734,296    None $789,204 $65,796 $757,345 $77,481
Reimbursement of expenses
  to General Partner,
  at cost:
    Accounting             60,490 $29,580   46,332   3,833   43,670   3,266
    Data processing        44,397  10,161   28,828   4,601   39,963   3,112
    Investor communica-
      tions                12,506   6,116   10,558     873    9,158     685
    Legal                  12,847   6,283   15,602   1,291   11,197     838
    Portfolio mgmt.        28,114  13,749   35,244   2,915   34,139   2,553
    Other                  17,542   8,578   12,453     832   18,351   1,373

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $149,324, $97,447 and $89,640 for 1994, 1993 and 1992, respectively.

8. Write-off of Receivables From Seller:

In May 1992, the partnership reached a settlement with the seller of the Cedar Crest, Quail Cove and Sunset Place apartment complexes for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreements. The Partnership received $88,579 in June 1992 and a final payment of $177,184 in December 1992 pursuant to the terms of the settlement. The Partnership wrote-off receivables from the seller of $252,949 in connection with this transaction.

                                   BALCOR REALTY INVESTORS 86-SERIES I
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col.D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                CostAdjustments
                                           to Partnership           SubsequenttoAcquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        ofBasis
- ---------------------          -------  -------- ------------  ---------  ---------    ----------
Brighton Townhomes,
  232-unit complex in
  Washington County, OR          (d) $ 1,096,000  $ 7,916,500             $  38,116   $(148,970 )(e)
Cedar Crest Apts.,
  466-unit complex in
  Overland Park, KS              (d)   2,875,000   14,825,000  $429,206     500,986     (449,392)(e)
Lakeside Apts.,
  416-unit complex in
  Jacksonville, FL               (d)   2,086,922   11,981,203               124,115
Lakeville Resort Apts.,
  492-unit complex in
  Petaluma, CA                   (d)   2,900,000   20,471,320                31,925
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA                     (d)   1,177,569    6,518,958                17,995    (879,380)(g)
The Pines of Clover-
  lane-Phases I and
  II, 592-unit
  complex in Pitts-
  field Township, MI             (d)   1,195,665   21,554,362    19,772      41,518
                                     -----------  -----------  --------    --------  -----------

   Total                             $11,331,156  $83,267,343  $448,978    $754,655  $(1,477,742)
                                     ===========  ===========  ========    ========  ===========

                                   BALCOR REALTY INVESTORS 86-SERIES I
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------  --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          ---------------------------------                                 ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements       (b)       tion(c)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------  ---------  -----  -------------
Brighton Townhomes,
  232-unit complex in
  Washington County, OR $1,082,501 $ 7,819,145  $ 8,901,646  $2,964,731     1986    11/86       (f)
Cedar Crest Apts.,
  466-unit complex in
  Overland Park, KS      2,817,501  15,363,299   18,180,800   5,452,433     1986    10/85       (f)
Lakeside Apts.,
  416-unit complex in
  Jacksonville, FL       2,089,440  12,102,800   14,192,240   4,452,073     1986    1/86        (f)
Lakeville Resort Apts.,
  492-unit complex in
  Petaluma, CA           2,903,958  20,499,287   23,403,245   7,153,542     1985    1/86        (f)
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA             1,045,776   5,789,366    6,835,142   2,099,819     1986    2/86        (f)
The Pines of Clover-
  lane-Phases I and
  II, 592-unit
  complex in Pitts-
  field Township, MI     1,197,847  21,613,470   22,811,317   9,372,554      (h)    4/86        (f)
                       ----------- -----------  ----------- -----------
Total                  $11,137,023 $83,187,367  $94,324,390 $31,495,152
                       =========== ===========  =========== ===========

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A Real Estate Limited Partnership
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(b) The aggregate cost of land for Federal income tax purposes is $11,361,137 and the aggregate cost of buildings and improvements for Federal income tax purposes is $83,918,777. The total of the above-mentioned is $95,279,914.

(c)                Reconciliation of Accumulated Depreciation
                 ------------------------------------------

                                       1994         1993         1992
                                    -----------  -----------  -----------

     Balance at beginning of year   $28,703,498  $25,911,844  $23,122,107

     Depreciation expense for
       the year                       2,791,654    2,791,654    2,789,737
                                    -----------  -----------  -----------

     Balance at end of year         $31,495,152  $28,703,498  $25,911,844
                                   ============ ============ ============

(d) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(e) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(f) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                  5

(g) Lake Ridge Apartments had a reduction of basis due to an impairment of the asset value in 1988.

(h) This property was constructed in two phases. Phase I was completed in 1975 and Phase II was completed in 1979.