Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1995-05-12
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15649
                       -------


                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3327914
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)


                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    729,807    $  1,058,935
Escrow deposits                                 1,230,279         379,730
Accounts and accrued interest receivable          209,286          67,036
Deferred expenses, net of accumulated
  amortization of $709,023 in 1995 and
  $671,472 in 1994                                344,696         382,247
                                             -------------   -------------
                                                2,514,068       1,887,948
                                             -------------   -------------
Investment in real estate:
  Land                                         11,137,023      11,137,023
  Buildings and improvements                   83,187,367      83,187,367
                                             -------------   -------------
                                               94,324,390      94,324,390
  Less accumulated depreciation                32,193,066      31,495,152
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     62,131,324      62,829,238
                                             -------------   -------------
                                             $ 64,645,392    $ 64,717,186
                                             =============   =============



                         LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                             $    170,432    $    169,360
Due to affiliates                                 107,044          74,467
Accrued liabilities, principally real
  estate taxes                                    340,097         169,874
Security deposits                                 436,787         440,214
Mortgage  notes payable                        72,761,685      73,208,295
                                             -------------   -------------
    Total liabilities                          73,816,045      74,062,210

Affiliates' participation in joint ventures (938,111) (1,271,542) Partners' deficit (59,791 Limited
  Partnership Interests issued and
  outstanding)                                 (8,232,542)     (8,073,482)
                                             -------------   -------------
                                             $ 64,645,392    $ 64,717,186
                                             =============   =============
  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Income:
  Rental and service                         $  4,056,812    $  3,922,448
  Interest on short-term investments               23,856           9,827
                                             -------------   -------------
      Total income                              4,080,668       3,932,275
                                             -------------   -------------

Expenses:
  Interest on mortgage notes payable            1,668,721       1,564,276
  Depreciation                                    697,914         697,914
  Amortization of deferred expenses                37,551          37,551
  Property operating                            1,206,302       1,164,057
  Real estate taxes                               341,320         349,320
  Property management fees                        201,588         196,154
  Administrative                                   95,661         116,245
                                             -------------   -------------
      Total expenses                            4,249,057       4,125,517
                                             -------------   -------------

Loss before participation in joint ventures      (168,389)       (193,242)
Affiliates' participation in losses (income)
  from joint ventures                               9,329         (21,896)
                                             -------------   -------------
Net loss                                     $   (159,060)   $   (215,138)
                                             =============   =============
Net loss allocated to General Partner        $     (1,591)   $     (2,151)
                                             =============   =============
Net loss allocated to Limited Partners       $   (157,469)   $   (212,987)
                                             =============   =============
Net loss per Limited Partnership Interest
  (59,791 issued and outstanding)            $      (2.63)   $      (3.56)
                                             =============   =============
  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (159,060)   $   (215,138)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliates' participation in (losses)
        income from joint ventures                 (9,329)         21,896
      Depreciation of properties                  697,914         697,914
      Amortization of deferred expenses            37,551          37,551
      Net change in:
        Escrow deposits                             1,031         130,894
        Accounts and accrued interest
          receivable                             (142,250)       (143,534)
        Accounts payable                            1,072
        Due to affiliates                          32,577          56,540
        Accrued liabilities                       170,223         160,718
        Security deposits                          (3,427)          3,270
                                             -------------   -------------
  Net cash provided by operating activities       626,302         750,111
                                             -------------   -------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                           342,760
  Distribution to joint venture partner -
    affiliate                                                     (82,806)
  Principal payments on mortgage
    notes payable                                (446,610)       (357,665)
  Deposit for mortgage loan refinancing          (851,580)
                                             -------------   -------------
  Net cash used in financing activities          (955,430)       (440,471)
                                             -------------   -------------

Net change in cash and cash equivalents          (329,128)        309,640
Cash and cash equivalents at beginning
  of period                                     1,058,935         556,725
                                             -------------   -------------
Cash and cash equivalents at end of period   $    729,807    $    866,365
                                             =============   =============
  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $1,668,721 and $1,564,276, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid      Payable
                                     ----------  ----------

    Reimbursement of expenses to
      the General Partner, at cost        None   $107,044

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. Prior to 1995, title to two of these properties and the property in which the Partnership held a minority joint venture interest were relinquished through foreclosure. The Partnership continues to operate its six remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Due primarily to improved property operations, which were partially offset by increased mortgage loan interest expense, the net loss decreased for the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Higher rental rates at the Lakeville Resort and Brighton Townhomes apartment complexes resulted in an increase in rental and service income for the quarter ended March 31, 1995 as compared to the same period in 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during the quarter ended March 31, 1995 as compared to the same period in 1994.

The Lakeville Resort Apartments mortgage note carries an interest rate based on a market index. Increases in this market index have caused an increase in interest expense on mortgage notes payable during the quarter ended March 31, 1995 as compared to the same period in 1994.

Higher expenditures in 1995 at the Lakeville Resort, Lakeside and Cedar Crest apartment complexes related to landscaping and floor and wall covering upgrades were partially offset by exterior painting expenses incurred at the Lake Ridge Apartments in 1994, resulting in an increase in property operating expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

Lower legal fees and printing costs resulted in a decrease in administrative expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

As discussed above, higher interest expense was incurred on the mortgage note for the Lakeville Resort Apartments; this additional expense was partially offset by higher rental and service income at the property during 1995. This resulted in affiliates' participation in losses from joint ventures during the quarter ended March 31, 1995 as compared to income during the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased at March 31, 1995 as compared to December 31, 1994. The Partnership's operating activities consisted primarily of Cash Flow generated from the operation of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership used its cash reserves and a capital contribution from its joint venture partner-affiliate to make a deposit required in connection with a refinancing application for the Lakeville Resort Apartments mortgage loan. Other financing activity included the payment of principal on the properties' mortgage loans.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, the Brighton Townhomes, Cedar Crest, Lakeville and Pines of Cloverlane apartment complexes generated positive cash flow. The Lake Ridge Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to exterior painting expenses incurred in 1994. The Lakeside Apartments generated a marginal deficit during 1995 as compared to positive cash flow during 1994 due to higher expenditures related to floor and wall covering upgrades.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 100%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize returns to Limited Partners and, therefore, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan modifications as well as refinancings of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996. The General Partner is currently evaluating options for refinancing the $18,900,000 Lakeville Resort Apartments mortgage note which carries an interest rate based on a market index, and the Partnership has remitted approximately $852,000 as a refundable good faith deposit to a potential lender. The joint venture partner-affiliate contributed approximately $343,000 to the Partnership, as its share of this good faith deposit.

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BALCOR REALTY INVESTORS 86-SERIES I
                          A REAL ESTATE LIMITED PARTNERSHIP



                          By: /s/ Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XIX, the General Partner



                          By: /s/ Brian Parker
                              ---------------------------------
                              Brian Parker
                              Senior Vice President, and Chief
                              Financial Officer (Principal Accounting and
                              Financial Officer) of Balcor Partners-XIX, the
General Partner


Date: May 12, 1995
      ------------------------