Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1995-08-11
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-15649
                       -------

                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3327914
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                (Unaudited)

                                    ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $     804,488  $   1,058,935
Escrow deposits                                  2,164,167        379,730
Accounts and accrued interest receivable             4,759         67,036
Prepaid expenses                                   488,229
Deferred expenses, net of accumulated
  amortization of $574,748 in 1995 and
  $671,472 in 1994                                 661,619        382,247
                                             -------------- --------------
                                                 4,123,262      1,887,948
                                             -------------- --------------
Investment in real estate:
  Land                                          11,137,023     11,137,023
  Buildings and improvements                    83,187,367     83,187,367
                                             -------------- --------------
                                                94,324,390     94,324,390
  Less accumulated depreciation                 32,890,980     31,495,152
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      61,433,410     62,829,238
                                             -------------- --------------
                                             $  65,556,672  $  64,717,186
                                             ============== ==============

                         LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     173,086  $     169,360
Due to affiliates                                    8,856         74,467
Accrued liabilities, principally real
  estate taxes                                     244,636        169,874
Security deposits                                  418,930        440,214
Mortgage notes payable                          74,633,451     73,208,295
                                             -------------- --------------
    Total liabilities                           75,478,959     74,062,210

Affiliates' participation in joint ventures (1,328,704) (1,271,542) Partners' deficit (59,791 Limited
  Partnership Interests issued and
  outstanding)                                  (8,593,583)    (8,073,482)
                                             -------------- --------------
                                             $  65,556,672  $  64,717,186
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   8,115,111  $   7,909,034
  Interest on short-term investments                36,306         23,013
                                             -------------- --------------
      Total income                               8,151,417      7,932,047
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             3,354,380      3,159,387
  Depreciation                                   1,395,828      1,395,827
  Amortization of deferred expenses                 75,103         75,103
  Property operating                             2,369,384      2,577,656
  Real estate taxes                                676,256        698,640
  Property management fees                         404,873        395,483
  Administrative                                   321,847        205,727
                                             -------------- --------------
      Total expenses                             8,597,671      8,507,823
                                             -------------- --------------
Loss before affiliates' participation in
  joint ventures and extraordinary item           (446,254)      (575,776)

Affiliates' participation in losses
  from joint ventures                               13,025         45,314
                                              -------------  -------------
Loss before extraordinary item                    (433,229)      (530,462)

Extraordinary item:
  Debt extinguishment expense                     (145,393)
  Affiliate's participation in debt
    extinguishment expense                          58,521
                                             -------------- --------------
    Total extraordinary item                       (86,872)
                                             -------------- --------------
Net loss                                     $    (520,101) $    (530,462)
                                             ============== ==============
Loss before extraordinary item allocated
  to General Partner                         $      (4,332) $      (5,304)
                                             ============== ==============
Loss before extraordinary item allocated
  to Limited Partners                        $    (428,897) $    (525,158)
                                             ============== ==============
Loss before extraordinary item per Limited
  Partnership Interest
  (59,791 issued and outstanding)            $       (7.17) $       (8.78)
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)
                                 (Continued)

                                                  1995           1994
                                             -------------- --------------
Extraordinary item allocated to
  General Partner                            $        (869)          None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $     (86,003)          None
                                             ============== ==============
Extraordinary item per Limited Partnership
  Interest (59,791 issued and outstanding)   $       (1.44)          None
                                             ============== ==============
Net loss allocated to General Partner        $      (5,201) $      (5,304)
                                             ============== ==============
Net loss allocated to Limited Partners       $    (514,900) $    (525,158)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (59,791 issued and outstanding)            $       (8.61) $       (8.78)
                                             ============== ==============






  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   4,058,299  $   3,986,586
  Interest on short-term investments                12,450         13,186
                                             -------------- --------------
      Total income                               4,070,749      3,999,772
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             1,685,659      1,595,111
  Depreciation                                     697,914        697,913
  Amortization of deferred expenses                 37,552         37,552
  Property operating                             1,163,082      1,413,599
  Real estate taxes                                334,936        349,320
  Property management fees                         203,285        199,329
  Administrative                                   226,186         89,482
                                             -------------- --------------
      Total expenses                             4,348,614      4,382,306
                                             -------------- --------------
Loss before affiliates' participation in
  joint ventures and extraordinary item           (277,865)      (382,534)

Affiliates' participation in losses
  from joint ventures                                3,696         67,210
                                              -------------  -------------
Loss before extraordinary item                    (274,169)      (315,324)

Extraordinary item:
  Debt extinguishment expense                     (145,393)
  Affiliate's participation in debt
    extinguishment expense                          58,521
                                             -------------- --------------
    Total extraordinary item                       (86,872)
                                             -------------- --------------
Net loss                                     $    (361,041) $    (315,324)
                                             ============== ==============
Loss before extraordinary item allocated
  to General Partner                         $      (2,741) $      (3,153)
                                             ============== ==============
Loss before extraordinary item allocated
  to Limited Partners                        $    (271,428) $    (312,171)
                                             ============== ==============
Loss before extraordinary item per Limited
  Partnership Interest
  (59,791 issued and outstanding)            $       (4.54) $       (5.22)
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)
                                 (Continued)

                                                  1995           1994
                                             -------------- --------------

Extraordinary item allocated to
  General Partner                            $        (869)          None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $     (86,003)          None
                                             ============== ==============
Extraordinary item per Limited Partnership
  Interest (59,791 issued and outstanding)   $       (1.44)          None
                                             ============== ==============
Net loss allocated to General Partner        $      (3,610) $      (3,153)
                                             ============== ==============
Net loss allocated to Limited Partners       $    (357,431) $    (312,171)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (59,791 issued and outstanding)            $       (5.98) $       (5.22)
                                             ============== ==============






  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Operating activities:
  Net loss                                   $    (520,101) $    (530,462)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Debt extinguishment expense                  145,393
      Affiliates' participation in debt
        extinguishment expense                     (58,521)
      Affiliates' participation in losses
        from joint ventures                        (13,025)       (45,314)
      Depreciation of properties                 1,395,828      1,395,827
      Amortization of deferred expenses             75,103         75,103
      Collection of insurance proceeds                             47,000
      Net change in:
        Escrow deposits                           (179,886)        97,576
        Accounts and accrued interest
          receivable                                62,277         15,964
        Prepaid expenses                          (488,229)
        Accounts payable                             3,726
        Due to affiliates                          (65,611)        86,197
        Accrued liabilities                         74,762         69,287
        Security deposits                          (21,284)        18,633
                                             -------------- --------------
  Net cash provided by operating activities        410,432      1,229,811
                                             -------------- --------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                            342,760
  Distributions to joint venture partner -
    affiliate                                     (328,376)      (131,556)
  Issuance of mortgage note payable             20,932,600
  Repayment of mortgage note payable           (18,728,280)
  Principal payments on mortgage
    notes payable                                 (779,164)      (636,318)
  Payment of deferred expenses                    (499,868)
  Funding of improvement escrow                 (1,604,551)
                                             -------------- --------------
  Net cash used in financing activities           (664,879)      (767,874)
                                             -------------- --------------
Net change in cash and cash equivalents           (254,447)       461,937
Cash and cash equivalents at beginning
  of period                                      1,058,935        556,725
                                             -------------- --------------
Cash and cash equivalents at end of period   $     804,488  $   1,018,662
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $3,354,380 and $3,159,387, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     ----------- ---------    ---------
   Reimbursement of expenses to
     the General Partner, at cost      $152,000  $152,000      $8,856

In May 1995, the Partnership reimbursed the General Partner $110,315 for legal fees previously advanced by the General Partner with respect to a lawsuit.

4. Loan Refinancing:

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995 the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%, the maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment of $208,555 to a fixed payment of $151,727.
A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280 as well as pay deferred loan fees of $499,868 and fund an improvement escrow of $1,604,551. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliates' share.

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

Operations
- ----------

Summary of Operations
- ---------------------

Due primarily to improved property operations, which were partially offset by increased mortgage loan interest and administrative expenses, the loss before extraordinary item decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The Partnership also recognized an extraordinary debt extinguishment expense during June 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Higher rental rates at the Lakeville Resort and Brighton Townhomes apartment complexes resulted in an increase in rental and service income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during the six months ended June 30, 1995 as compared to the same period in 1994.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share. The former mortgage note carried an interest rate based on a market index and prior increases in this index had caused an increase in interest expense on mortgage notes payable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Higher expenditures in 1994 at the Lakeville Resort and Lake Ridge apartment complexes related to exterior painting expenses, resulted in a decrease in property operating expense during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Reimbursement to the General Partner of legal fees previously advanced by the General Partner with respect to a lawsuit resulted in an increase in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Improved operations at the Lakeville Resort Apartments, which was partially offset by higher interest expense on the mortgage note, resulted in a decrease in affiliates' participation in losses from joint ventures during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased at June 30, 1995 as compared to December 31, 1994. The Partnership's operating activities consisted primarily of Cash Flow generated from the operation of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership used the net, proceeds received in connection with the Lakeville Resort Apartments' mortgage note refinancing to repay the former mortgage note, fund capital improvement escrows and pay deferred expenses incurred in connection with the refinancing. Other financing activity included the payment of principal on the properties' mortgage loans and a net capital contribution by the joint venture partner-affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, the Brighton Townhomes, Cedar Crest, Lakeville, and Pines of Cloverlane apartment complexes generated positive cash flow. The Lake Ridge Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to exterior painting expenses
incurred in 1994.   The Lakeside Apartments generated a marginal deficit during
1995 as compared to positive cash flow during 1994 due to higher expenditures related to floor and wall covering upgades and slightly lower rental collections in 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of five of the Partnership's properties ranged from 94% to 100%. The sixth property, Pines of Cloverlane Apartments, had an occupancy rate of 89% at June 30, 1995. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize returns to Limited Partners and, therefore, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan modifications as well as refinancing of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996. During June 1995, the Lakeville Resort Apartments' mortgage note was refinanced. See Note 4 of Notes to Financial Statements for additional information.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                         By:  /s/Brian D. Parker
                              ---------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief
                              Financial Officer (Principal Accounting and
                              Financial Officer) of Balcor Partners-XIX,
                              the General Partner


Date: August 10, 1995
      ------------------------