Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1995-11-14
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-15649
                       -------

                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3327914
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
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

                              BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                  ASSETS
                                                1995             1994
                                           --------------  --------------
Cash and cash equivalents                  $     998,373   $    1,058,935
Escrow deposits                                2,376,764          379,730
Accounts and accrued interest
  receiveable                                     35,403           67,036
Prepaid expenses                                 484,054
Deferred expenses, net of accumulated
  amortization of $596,044 in 1995
  and $671,472 in 1994                           640,323          382,247
                                           --------------  ---------------
                                               4,534,917        1,887,948
                                           --------------  ---------------
Investment in real estate:
  Land                                        11,137,023       11,137,023
  Buildings and improvements                  83,187,367       83,187,367
                                           --------------  ---------------
                                              94,324,390       94,324,390
  Less accumulated depreciation               33,588,894       31,495,152
                                           --------------  --------------
Investment in real estate, net of
  accumulated depreciation                    60,735,496       62,829,238
                                           --------------  ---------------
                                           $  65,270,413   $   64,717,186
                                           ==============  ===============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $     180,595   $      169,360
Due to affiliates                                 26,706           74,467
Accrued liabilities, principally
  estate taxes                                   472,554          169,874
Security deposits                                418,629          440,214
Mortgage notes payable                        74,417,434       73,208,295
                                           --------------  ---------------
    Total liabilities                         75,515,918       74,062,210

Affiliates' participation in joint
  ventures                                    (1,312,773)      (1,271,542)
Partners' deficit (59,791 Limited
  Partnership Interests issued and
  outstanding)                                (8,932,732)      (8,073,482)
                                           --------------  ---------------
                                           $  65,270,413   $   64,717,186
                                           ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                   BALCOR REALTY INVESTORS 86-SERIES I
                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                    STATEMENTS OF INCOME AND EXPENSES
          for the nine months ended September 30, 1995 and 1994
                             (Unaudited)


                                                1995             1994
                                           --------------  ---------------
Income:
  Rental and service                       $  12,241,703   $   12,038,498
  Interest on short-term investments              63,902           43,031
                                           --------------  ---------------
    Total income                              12,305,605       12,081,529
                                           --------------  ---------------
Expenses:
  Interest on mortgage notes payable           4,946,323        4,783,563
  Depreciation                                 2,093,742        2,093,740
  Amortization of deferred expenses               96,399          112,654
  Property operating                           3,909,489        4,186,811
  Real estate taxes                              983,502        1,034,460
  Property management fees                       608,953          601,957
  Administrative                                 455,084          289,078
                                           --------------  ---------------
    Total expenses                            13,093,492       13,102,263
                                           --------------  ---------------
Loss before affiliates' participation
  in joint ventures and extraordinary
  item                                          (787,887)      (1,020,734)
Affiliates' participation in losses
  from joint ventures                             15,509          109,070
                                           --------------  ---------------
Loss before extraordinary item                  (772,378)        (911,664)
Extraordinary item:
  Debt extinguishment expense                   (145,393)
  Affiliates' participation in debt
    extinguishment expense                        58,521
                                           --------------  ---------------
    Total extraordinary item                     (86,872)
                                           --------------  ---------------
Net loss                                   $    (859,250)  $     (911,664)
                                           ==============  ===============
Loss before extraordinary item
  allocated to General Partner             $      (7,724)  $       (9,117)
                                           ==============  ===============
Loss before extraordinary item
  allocated to Limited Partners            $    (764,654)  $     (902,547)
                                           ==============  ===============
Loss before extraordinary item per
  Limited Partnership Interest
  (59,791 issued and outstanding)          $      (12.79)  $       (15.10)
                                           ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1995 and 1994
                              (Unaudited)
                              (Continued)


Extraordinary item allocated to
  General Partner                          $        (869)            None
                                           ==============  ===============
Extraordinary item allocated to
  Limited Partners                         $     (86,003)            None
                                           ==============  ===============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding                   $       (1.44)            None
                                           ==============  ===============
Net loss allocated to General Partner      $      (8,593)  $       (9,117)
                                           ==============  ===============
Net loss allocated to Limited Partners     $    (850,657)  $     (902,547)
                                           ==============  ===============
Net loss per Limited Partnership
  Interest(59,791 issued and
  outstanding)                             $      (14.23)  $       (15.10)
                                           ==============  ===============

























   The accompanying notes are an integral part of the financial statements

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                (Unaudited)

                                                1995             1994
                                           --------------  ---------------
Income:
  Rental and service                       $   4,126,592   $    4,129,464
  Interest on short-term investments              27,596           20,018
                                           --------------  ---------------
    Total income                               4,154,188        4,149,482
                                           --------------  ---------------
Expenses:
  Interest on mortgage notes payable           1,591,943        1,624,176
  Depreciation                                   697,914          697,913
  Amortization of deferred expenses               21,296           37,551
  Property operating                           1,540,105        1,609,155
  Real estate taxes                              307,246          335,820
  Property management fees                       204,080          206,474
  Administrative                                 133,237           83,351
                                           --------------  ---------------
    Total expenses                             4,495,821        4,594,440
                                           --------------  ---------------
Loss before affiliates' participation
  in joint ventures                             (341,633)        (444,958)
Affiliates' participation in losses
  from joint ventures                              2,484           63,756
                                           --------------  ---------------
Net loss                                   $    (339,149)  $     (381,202)
                                           ==============  ===============
Net loss allocated to General Partner      $      (3,392)  $       (3,813)
                                           ==============  ===============
Net loss allocated to Limited Partners     $    (335,757)  $     (377,389)
                                           ==============  ===============
Net loss per Limited Partnership
  Interest (59,791 issued and
  outstanding)                             $       (5.62)  $        (6.32)
                                           ==============  ===============












  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                1995             1994
                                           --------------  ---------------
Operating activities:
  Net loss                                 $    (859,250)  $     (911,664)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Debt extinguishment expense                145,393
      Affiliates' participation in
        debt extinguishment expense              (58,521)
      Affiliates' participation in
        losses from joint ventures               (15,509)        (109,070)
      Depreciation of properties               2,093,742        2,093,740
      Amortization of deferred expenses           96,399          112,654
      Collection of insurance proceeds                             94,425
      Net change in:
        Escrow deposits                         (392,483)          64,379
        Accounts and accrued interest
          receiveable                             31,633          (41,804)
        Prepaid expenses                        (484,054)
        Accounts payable                          11,235
        Due to affiliates                        (47,761)          73,146
        Accrued liabilities                      302,680          309,773
        Security deposits                        (21,585)          21,135
                                           --------------  ---------------
  Net cash provided by operating
    activities                                   801,919        1,706,714
                                           --------------  ---------------
Financing activities:
  Capital contributions by joint
    venture partner - affiliate                  361,175           40,040
  Distributions to joint venture
    partner - affiliate                         (328,376)        (131,556)
  Issuance of mortgage note payable           20,932,600
  Repayment of mortgage note payable         (18,728,280)
  Principal payments on mortgage
    notes payable                               (995,181)        (920,698)
  Payment of deferred expenses                  (499,868)
  Funding of improvement escrow               (1,604,551)
                                           --------------  ---------------
  Net cash used in financing activities         (862,481)      (1,012,214)
                                           --------------  ---------------

Net change in cash and cash equivalents          (60,562)         694,500
Cash and cash equivalents at beginning
  of period                                    1,058,935          556,725
                                           --------------  ---------------
Cash and cash equivalents at end of
  period                                   $     998,373   $    1,251,225
                                           ==============  ===============

   The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $4,946,323 and $4,783,563, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                            Paid
                                       ------------------------
                                       Nine Months    Quarter      Payable
                                       -------------  ---------    ---------
   Reimbursement of expenses to
     the General Partner, at cost          $ 181,582   $ 29,528     $ 26,706

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

5. Subsequent Event:

In October 1995, the Partnership commenced distributions and paid $149,478 ($2.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

No material events occurred during the nine months ended September 30, 1995 which significantly impacted the net loss of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Higher rental rates at the Lakeville Resort and Brighton Townhomes apartment complexes resulted in an increase in rental and service income during the nine months ended September 30, 1995 as compared to the same period in 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during 1995 as compared to 1994.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share. The former mortgage note carried an interest rate based on a market index and increases in this index had caused an increase in interest expense on mortgage notes payable during the nine months ended September 30, 1995 as compared to the same period in 1994. The lower fixed rate on the new mortgage resulted in a decrease in interest expense during the quarter ended September 30, 1995 as compared to the same period in 1994.

The amortization of deferred loan fees on the current Lakeville mortgage note is lower than the amortization related to the former mortgage note, resulting in a decrease of amortization expense for 1995 as compared to 1994.

Higher expenditures in 1994 at the Lakeville Resort and Lake Ridge apartment complexes related to exterior painting expenses, resulted in a decrease in property operating expense during 1995 as compared to 1994.

The reimbursement to the General Partner of legal fees previously advanced by the General Partner with respect to a lawsuit and higher professional fees resulted in an increase in administrative expenses during 1995 as compared to 1994.

Improved operations at the Lakeville Resort Apartments, which was partially offset by higher interest expense on the mortgage note, resulted in a decrease in affiliates' participation in losses from joint ventures during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased slightly at September 30, 1995 as compared to December 31, 1994. The proceeds received in connection with the Lakeville Resort Apartments' mortgage note refinancing were used to repay the former mortgage note, fund capital improvement escrows and pay deferred expenses incurred in connection with the refinancing. The Partnership commenced quarterly distributions to Limited Partners in October 1995 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, the Brighton Townhomes, Cedar Crest, Lake Ridge, and Pines of Cloverlane apartment complexes generated positive cash flow. The Lakeville Resort Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to higher rental income in 1995 and exterior painting expenses incurred in 1994. The Lakeside Apartments generated a marginal deficit during 1995 as compared to positive cash flow during 1994 due to higher expenditures related to floor and wall covering upgrades and slightly lower rental collections in 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including refinancing of mortgage loans, improving operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of five of the Partnership's properties ranged from 97% to 100%. The sixth property, Lake Ridge Apartments, had an occupancy rate of 90% at September 30, 1995. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize returns to Limited Partners.

As a result, the Partnership may continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has three properties with third-party financing which matures in 1996. The General Partner is currently evaluating its strategy for each of these properties, which may include refinancing the mortgage loan or the sale of the property. During June 1995, the Lakeville Resort Apartments' mortgage note was refinanced. See Note 4 of Notes to Financial Statements for additional information.

During October 1995, the Partnership commenced distributions and paid $149,478 ($2.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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


Date: November 13, 1995
      ------------------------