Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1996-04-01
CIK 777574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15649
                       -------

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3327914
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan
Bannockburn, IL                                             60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of three properties, including the property in which it held a minority joint venture interest. As of December 31, 1995, the Registrant owned the six properties described under " Item 2. Properties". The Registrant sold two additional properties in March 1996. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrant's remaining assets over the next four to five years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the Registrant has sold two of its properties. Of its remaining four properties, the General Partner (i) has entered into a letter of intent to sell one of the properties; (ii) is actively marketing one of the properties for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 3.35% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 86-I Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan has stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

During 1995, the Registrant completed the refinancing of the Lakeville Resort Apartments' mortgage note. See Note 4 of Notes to Financial Statements for additional information.

During March 1996, the Registrant sold the Pines of Cloverlane and Lakeside apartment complexes. See Other Information and Note 10 of Notes to Fiancial Statements for additional information.

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

Other Information
- -----------------

Pines of Cloverlane
- --------------------

In 1986, the Registrant acquired Phases I and II of the Pines of Cloverlane apartment complex (together, the "Property") utilizing approximately $7,200,000 of offering proceeds. The Registrant financed the acquisition of the Property with a first mortgage loan in the amount of $16,300,000.

On January 26, 1996, the Registrant contracted to sell the Property for a sale price of $19,300,000 to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership. The sale price was subsequently reduced to $18,974,000 and the sale closed on March 12, 1996. From the proceeds of the sale, the Registrant paid the outstanding balance of the first mortgage loan of $14,208,240, a brokerage commission of $189,740 to an unaffiliated party and closing costs of $98,720. A portion of the sale proceeds in the amount of $335,000 has been placed in escrow to reimburse the purchaser for the costs of certain inspections of the Property required by new local ordinances and corrective work which may be required by the inspections. Any funds not disbursed within six years, unless the escrow agreement is extended by the parties, will be returned to the Registrant. The escrow may be terminated and any remaining funds returned to the Registrant in the event the existing litigation regarding the repeal of the ordinances is settled in favor of the Registrant or the ordinances are otherwise repealed. The General Partner will be reimbursed by the Registrant for its actual expenses incurred in connection with the sale.

Lakeside Apartments
- -------------------

In 1986, the Registrant acquired the Lakeside apartment complex (the "Property") utilizing approximately $6,800,000 of offering proceeds. The Registrant financed the acquisition of the Property with a first mortgage loan in the amount of $12,800,000.

On February 21, 1996, the Registrant contracted to sell the Property for a sale price of $14,100,000 to an unaffiliated party, Mid-America Apartments, L.P., a Tennessee limited partnership. The sale closed on March 12, 1996. From the proceeds of the sale, the Registrant paid $423,000 to an unaffiliated party as a brokerage commission, closing costs of $87,650, and $12,894,356 to the holder of the first mortgage loan which is equal to the outstanding balance of the loan of $12,426,799 and an additional amount of $467,557, which is equal to 50% of the net sale proceeds in excess of $12,654,000. The General Partner will be reimbursed by the Registrant for its actual expenses incurred in connection with the sale. The Registrant received $211,500 from the broker for services rendered. The purchaser paid from its own funds a brokerage commission of $132,400 to an affiliate of the company which provides property management services at the Property.

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the six properties described below:

Location                     Description of Property
- --------                     -----------------------

Washington County, Oregon    Brighton Townhomes: a 232-unit apartment complex
                             located on approximately 15 acres.

Overland Park, Kansas      * Cedar Crest Apartments: a 466-unit apartment
                             complex located on approximately 40 acres.

Jacksonville, Florida     ** Lakeside Apartments: a 416-unit apartment complex
                             located on approximately 28 acres.

Petaluma, California       * Lakeville Resort Apartments: a 492-unit apartment
                             complex located on approximately 33 acres.

Fresno, California           Lake Ridge Apartments: a 200-unit apartment
                             complex located on approximately 11 acres.

Pittsfield Township,      ** The Pines of Cloverlane Phases I and II: a
  Michigan                   592-unit apartment complex located on
                             approximately 62 acres.

*Owned by the Registrant through a joint venture with an affiliated partnership. See Note 6 of Notes to Financial Statements for additional information.

** These properties were sold in 1996. See Note 10 of Notes to Financial Statements for additional information.

Each of the above properties is held subject to various mortgages.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Item 7. Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was approximately 5,381.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                  -----------------------------------------------------------
                     1995        1994        1993        1992         1991
                  ----------- ----------- ----------- -----------  ----------

Total income       $16,504,017 $16,104,170 $15,556,850 $14,850,044 $14,568,343
Loss before gains
  on disposition
  of assets and
  extraordinary
  items             (1,270,329) (1,284,604) (1,466,532) (2,805,340) (2,681,046)
Net loss            (1,357,201) (1,284,604)   (185,093) (2,805,340) (2,681,046)
Net loss per
  Limited Partner-
  ship Interests        (22.47)     (21.27)      (3.06)     (46.45)     (44.39)
Total assets        64,231,391  64,717,186  67,387,602  70,842,488  74,143,639
Mortgage notes
  payable           74,196,579  73,208,295  74,429,557  77,183,221  77,840,780
Distributions per
  Limited Partnership
  Interest (A)            2.50        None        None        None        None

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

No material events occurred during 1995 or 1994 which significantly impacted the net loss of Balcor Realty Investors 86 - Series I (the "Partnership"). However, the Partnership recognized an extraordinary gain on forgiveness of debt during 1993 in connection with the refinancing of the Lake Ridge Apartments' mortgage note. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Higher rental and occupancy rates at the Cedar Crest, Lakeville Resort and Brighton Townhomes apartment complexes resulted in an increase in rental and service income during 1995 as compared to 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during 1995 as compared to 1994.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. The former mortgage note carried an interest rate based on a market index and increases in this index had caused an increase in interest expense during 1995 as compared to 1994. This increase was partially offset by the lower fixed rate on the new loan. In connection with this transaction, the Partnership also recognized an extraordinary debt extinguishment expense of $145,393 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share.

The amortization of deferred loan fees on the current Lakeville mortgage note is less than the amortization related to the former mortgage note, resulting in a decrease in amortization expense for 1995 as compared to 1994.

Higher expenditures in 1994 at the Lakeville Resort apartment complex relating to exterior painting and carpeting expenses, resulted in a decrease in property operating expense during 1995 as compared to 1994.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. The Partnership also reimbursed the General Partner for legal fees previously advanced by the General Partner with respect to a lawsuit which was dismissed. These events resulted in an increase in administrative expenses during 1995 as compared to 1994.

Improved operations at the Lakeville Resort Apartments, which were partially offset by higher interest expense on the mortgage note, resulted in affiliates' participation in income from joint ventures during 1995 as compared to affiliates participation in losses during 1994.

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

The Partnership incurred higher expenditures for exterior painting and carpeting at the Lakeville Resort Apartments during 1994. In addition, increases in insurance expense at all properties, landscaping and utility costs at the Cedar Crest Apartments and leasing costs at the Pines of Cloverlane Apartments, resulted in higher property operating expense during 1994 as compared to 1993.

Higher insurance costs and exterior painting expenses in 1994 at the Lakeville Resort Apartments resulted in affiliates' participation in losses from joint ventures during 1994 as compared to income during 1993.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash position increased slightly as of December 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated primarily from the operation of the Partnership's properties which was partially offset by the payment of administrative expenses. The Partnership's financing activities included proceeds received in connection with the Lakeville Resort Apartments' mortgage note refinancing. These proceeds were used to repay the former mortgage note, fund capital improvement escrows and pay deferred expenses incurred in connection with the refinancing. The financing activities also included the payment of principal on the properties' mortgage notes, a net capital contribution by the joint venture partner-affiliate and a distribution to the Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the Brighton Townhomes, Cedar Crest, Lake Ridge, and Pines of Cloverlane apartment complexes generated positive cash flow. The Lakeville Resort Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to higher rental income and lower property operating expenses in 1995. The Lakeside Apartments generated positive cash flow during 1995 as compared to a marginal deficit during 1994 due to slightly lower property operating expenses in 1995. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 100%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance and seeking rent increases where market conditions allow.

The General Partner had previously advised Limited Partners that its strategy was to sell the Partnership's remaining assets over the next four to five years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the Partnership has sold two of its properties. Of its remaining four properties, the General Partner (i) has entered into a letter of intent to sell one of the properties; (ii) is actively marketing one of the properties for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. At December 31, 1995, the Partnership owned three properties with third-party financing which was due to mature in 1996. The Partnership has sold two of these properties as described below, and is exploring a possible sale of the third property. During June 1995, the Lakeville Resort Apartments' mortgage note was refinanced. See Note 4 of Notes to Financial Statements for additional information.

During March 1996, the Partnership sold the Pines of Cloverlane and Lakeside apartment complexes in all cash sales for $18,974,000 and $14,100,000, respectively. From the proceeds, the Partnership paid $14,208,240 and $12,894,356, respectively, to the third party mortgage holders in full satisfaction of the first mortgage loans on the properties. After payment of closing costs, the sales generated proceeds of approximately $5,400,000. The Partnership will distribute available proceeds to the Limited Partners in April 1996. See Note 10 of Notes to Financial Statements for additional information.

During January 1996, the Partnership paid $149,478 ($2.50 Per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995. During October 1995, the Partnership commenced distributions and paid $149,478 to the holders of Limited Partnership Interests for the third quarter of 1995. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of the their original investment.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:


                         December 31, 1995          December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $64,231,391   $51,295,140  $ 4,717,186 $ 52,445,528
Partners' deficit
  accounts:
    General Partner     (617,172)     (966,767)    (603,600)    (949,298)
    Limited Partners  (8,962,989)  (17,708,648)  (7,469,882) (15,636,631)
Net loss:
    General Partner      (13,572)      (17,469)     (12,846)     (21,614)
    Limited Partners  (1,343,629)   (1,922,539)  (1,271,758)  (1,930,571)
Per Limited Part-
  nership Interest         (22.47)      (32.15)       (21.27)      (32.29)

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

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers of Balcor Partners - XIX, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Partners-XIX and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           236 Interests     Less than 1%


Relatives and affiliates of the officers and partners of the General Partner own an additional 5 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.


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

(10) Material Contracts:

(i) The Agreement of Sale and attachment thereto relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 25, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments attached hereto.

(iii) Second Amendment to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments attached hereto.

(iv) Third Amendment to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments attached hereto.

(v) The Agreement of Sale and attachment thereto relating to the sale of the Lakeside Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 21, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: Current Reports on Form 8-K dated January 25, 1996 and February 21, 1996 were filed reporting the contracts to sell the Pines of Cloverlane Apartments in Pittsfield Township, Michigan, and Lakeside Apartments in Jacksonville, Florida, respectively.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             -------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XIX, the
                             General Partner

Date: March 29, 1996
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
- --------------------     ---------------------------------   --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIX,
/s/Thomas E. Meador      the General Partner                 March 29, 1996
- --------------------                                         --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XIX,
 /s/Brian D. Parker      the General Partner                March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 23, 1996

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995             1994
                                             ------------     ------------
Cash and cash equivalents                  $   1,093,098    $   1,058,935
Escrow deposits                                2,246,696          379,730
Accounts and accrued interest receivable           5,857           67,036
Prepaid expenses                                 229,129
Deferred expenses, net of accumulated
  amortization of $378,475 in 1995 and
  $671,472 in 1994                               619,028          382,247
                                             ------------     ------------
                                               4,193,808        1,887,948
                                             ------------     ------------
Investment in real estate:
  Land                                        11,137,023       11,137,023
  Buildings and improvements                  83,187,367       83,187,367
                                             ------------     ------------
                                              94,324,390       94,324,390
  Less accumulated depreciation               34,286,807       31,495,152
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    60,037,583       62,829,238
                                             ------------     ------------
                                           $  64,231,391    $  64,717,186
                                             ============     ============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $     119,006    $     169,360
Due to affiliates                                 28,823           74,467
Accrued liabilities, principally
  real estate taxes                              330,070          169,874
Security deposits                                420,724          440,214
Mortgage notes payable                        74,196,579       73,208,295
                                             ------------     ------------
    Total liabilities                         75,095,202       74,062,210
Affiliates' participation in
  joint ventures                              (1,283,650)      (1,271,542)
Limited Partners' deficit (59,791
  Interests issued and outstanding)           (8,962,989)      (7,469,882)
General Partner's deficit                       (617,172)        (603,600)
                                             ------------     ------------
    Total partners' deficit                   (9,580,161)      (8,073,482)
                                             ------------     ------------
                                           $  64,231,391    $  64,717,186
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993



                                         Partners' Deficit Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 -------------  ------------  ------------

Balance at December 31, 1992    $  (6,603,785)$    (588,903)$  (6,014,882)

Net loss for the year
  ended December 31, 1993            (185,093)       (1,851)     (183,242)
                                 -------------  ------------  ------------
Balance at December 31, 1993       (6,788,878)     (590,754)   (6,198,124)

Net loss for the year
  ended December 31, 1994          (1,284,604)      (12,846)   (1,271,758)
                                 -------------  ------------  ------------
Balance at December 31, 1994       (8,073,482)     (603,600)   (7,469,882)

Cash distribution to Limited
  Partners (A)                       (149,478)                   (149,478)

Net loss for the year
  ended December 31, 1995          (1,357,201)      (13,572)   (1,343,629)
                                 -------------  ------------  ------------
Balance at December 31, 1995    $  (9,580,161)$    (617,172)$  (8,962,989)
                                 =============  ============  ============


(A) Represents a cash distribution paid in fourth quarter 1995 of $2.50 per Limited Partnership Interest.





The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                  ------------- ------------- ------------
Income:
  Rental and service            $  16,418,264 $  16,036,758 $  15,518,993
  Interest on short-term
    investments                        85,753        67,412        37,857
                                  ------------- ------------- ------------
    Total income                   16,504,017    16,104,170    15,556,850
                                  ------------- ------------- ------------
Expenses:
  Interest on mortgage
    notes payable                   6,558,223     6,287,058     6,739,733
  Depreciation                      2,791,655     2,791,654     2,791,654
  Amortization of deferred
    expenses                          117,694       150,206       156,921
  Property operating                5,350,302     5,698,854     4,831,279
  Real estate taxes                 1,422,161     1,391,861     1,350,610
  Property management fees            816,124       800,216       777,519
  Administrative                      718,055       373,708       366,880
                                  ------------- ------------- ------------
    Total expenses                 17,774,214    17,493,557    17,014,596
                                  ------------- ------------- ------------
Loss before affiliates'
    participation in joint
    ventures and extraordinary
    items                          (1,270,197)   (1,389,387)   (1,457,746)
Affiliates' participation in
    (income) losses from joint
    ventures                             (132)      104,783        (8,786)
                                  ------------- ------------- ------------
Loss before extraordinary items    (1,270,329)   (1,284,604)   (1,466,532)
                                  ------------- ------------- ------------
Extraordinary items:
  Gain on forgiveness of debt                                   1,281,439
  Debt extinguishment expense        (145,393)
  Affiliates' participation in
     debt extinguishment expense       58,521
                                  ------------- ------------- ------------
Net loss                        $  (1,357,201)$  (1,284,604)$    (185,093)
                                  ============= ============= ============
Loss before extraordinary items
  allocated to General Partner  $     (12,703)$     (12,846)$     (14,665)
                                  ============= ============= ============
Loss before extraordinary items
  allocated to Limited Partners $  (1,257,626)$  (1,271,758)$  (1,451,867)
                                  ============= ============= ============
Loss before extraordinary items
  Per Limited Partnership
  Interest (59,791 issued
  and outstanding)              $      (21.03)$      (21.27)$      (24.28)
                                  ============= ============= ============
Extraordinary items allocated
  to General Partner            $        (869)  None        $      12,814
                                  ============= ============= ============
Extraordinary items allocated
  to Limited Partners           $     (86,003)  None        $   1,268,625
                                  ============= ============= ============
Extraordinary items per Limited
  Partnership Interest (59,791
  issued and outstanding)       $       (1.44)  None        $       21.22
                                  ============= ============= ============
Net loss allocated to General
  Partner                       $     (13,572)$     (12,846)$      (1,851)
                                  ============= ============= ============
Net loss allocated to Limited
  Partners                      $  (1,343,629)$  (1,271,758)$    (183,242)
                                  ============= ============= ============
Net loss per Limited
  Partnership Interest (59,791
  issued and outstanding)       $      (22.47)$      (21.27)$       (3.06)
                                  ============= ============= ============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net loss                      $  (1,357,201)$  (1,284,604)$    (185,093)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Extraordinary gain on
        forgiveness of debt                                    (1,281,439)
      Debt extinguishment expense     145,393
      Affiliates' participation
        in debt extinguishment
        expense                       (58,521)
      Affiliates' participation
        in income (losses) from
        joint ventures                    132      (104,783)        8,786
      Depreciation of properties    2,791,655     2,791,654     2,791,654
      Amortization of deferred
        expenses                      117,694       150,206       156,921
      Payment of insurance claim
        expenditures                                              (94,425)
      Collection of insurance
        proceeds                                     94,425       529,874
      Net change in:
        Escrow deposits              (262,415)      127,029      (230,901)
        Accounts and accrued
          interest receivable          61,179         9,312        85,867
        Prepaid expenses             (229,129)
        Accounts payable              (50,354)      (33,523)        3,068
        Due to affiliates             (45,644)       (5,674)       (9,167)
        Accrued liabilities           160,196        43,222      (239,468)
        Security deposits             (19,490)       20,725        26,569
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities            1,253,495     1,807,989     1,562,246
                                  ------------  ------------  ------------
Financing activities:
  Distribution to Limited
    Partners                         (149,478)
  Capital contributions by joint
    venture partner - affiliate       374,657        47,039       123,638
  Distributions to joint venture
    partner - affiliate              (328,376)     (131,556)
  Issuance of mortgage notes
    payable                        20,932,600                  24,010,000
  Repayment of mortgage notes
    payable                       (18,728,280)                (24,950,147)
  Principal payments on
    mortgage notes payable         (1,216,036)   (1,221,262)     (888,913)
  Payment of deferred expenses       (499,868)                   (392,399)
  Funding of improvement escrows   (1,604,551)
                                  ------------  ------------  ------------
  Net cash used in financing
    activities                     (1,219,332)   (1,305,779)   (2,097,821)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                          34,163       502,210      (535,575)
Cash and cash equivalents at
  beginning of year                 1,058,935       556,725     1,092,300
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $   1,093,098 $   1,058,935 $     556,725
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective loan agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) Reclassifications have been made to the previously reported 1994 and 1993 Financial Statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                  Carrying    Carrying   Current  Final
Property         Amount of   Amount of     In-    Matur-  Current    Estimated
Pledged as        Notes at    Notes at    terest   ity    Monthly     Balloon
Collateral        12/31/95    12/31/94   Rate %    Date    Payment    Payment
- --------------   ----------  ----------  -------- ------  -------    ----------
Apartment Complexes:

Brighton
  Townhomes     $7,069,078  $ 7,217,998     7.50%  1996   $45,112   $7,218,000
                                                               (A)
Cedar Crest     15,294,576   15,579,305     7.875  1998   123,717   14,293,000

Lakeside(D)     12,445,156   12,550,009

Lakeville
 Resort         20,879,579   18,991,478     8.20   2030   151,727         None
                                                               (B)
Lake Ridge       4,241,100    4,269,113    10.05   2000    37,983    3,999,000
                                                               (C)
Pines of
  Cloverlane(D) 14,267,090   14,600,392
                -----------  -----------

     Total     $74,196,579  $73,208,295
                ===========  ===========

(A) The lender also receives 70% of all net cash flow annually (as defined in the loan agreement) which is applied as a reduction of the principal balance of the loan with the Partnership retaining the remaining 30%. Additional interest, calculated as 35% of the sales price, or the appraised value of the property upon prepayment or refinancing, in excess of the outstanding principal balance of the loan plus unpaid accrued interest, commissions and closing costs, will also be payable to the lender upon the maturity of the loan, sale or refinancing of the property.

(B) In June 1995, the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%. The maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment (of approximately $209,000) to a fixed payment of $151,727. A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280 as well as pay deferred loan fees of $499,868 and fund an improvement escrow of $1,604,551.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with this refinancing, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share.

(C) These mortgage loans were refinanced in 1993. The original loan, which had an outstanding balance of $6,339,368, including accrued interest of $429,555, was repaid at a cost of $4,985,209 which, after netting the real estate tax escrow balance of $72,720, represents a discount to the Partnership of $1,281,439, which has been recognized as an extraordinary gain.

(D) These properties were sold in March 1996. The mortgage maturity amounts are included in 1996 on the maturity schedule below. See Note 10 for additional information.

The Partnership's loans described above require current monthly payments of principal and interest, except for the Brighton Townhomes mortgage loan which requires interest only payments.

Real estate with an aggregate carrying value of $60,037,583 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1996       $34,233,000
                         1997           490,000
                         1998        14,610,000
                         1999           186,000
                         2000         4,253,000

During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $6,558,223, $6,287,058 and $6,739,733 and paid interest expense of $6,558,223, $6,287,058 and $6,899,920, respectively.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Affiliates' Participations in Joint Ventures:

The Cedar Crest and Lakeville Resort apartment complexes are each owned by the Partnership and an affiliate. Profits and losses are allocated 96.36% to the Partnership and 3.64% to the affiliate for Cedar Crest Apartments, and 59.75% to the Partnership and 40.25% to the affiliate for Lakeville Resort Apartments. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Net contributions (distributions) of $46,281, $(84,517), and $123,638 were made to joint venture partners during 1995, 1994 and 1993, respectively.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $582,807 less than the tax loss of the Partnership for the same period.

8.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $734,296 None $789,204 $65,796 Reimbursement of expenses to General Partner,
  at cost:
    Accounting            $42,252  $2,280   60,490 $29,580   46,332   3,833
    Data processing        28,190   2,113   44,397  10,161   28,828   4,601
    Investor communica-
      tions                 5,112    None   12,506   6,116   10,558     873
    Legal                  27,962   2,944   12,847   6,283   15,602   1,291
    Portfolio management  105,436  12,199   28,114  13,749   35,244   2,915
    Property sales admin-
      istration            11,838   9,169     None    None     None    None
    Other                  10,960     118   17,542   8,578   12,453     832


Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $97,161, $149,324, and $97,447 for 1995, 1994 and 1993,
respectively.

9. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

10. Subsequent Events:

(a) In January 1996, the Partnership paid $149,478 ($2.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995.

(b) In March 1996, the Partnership sold the Pines of Cloverlane apartment complex in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as brokerage commissions and other closing costs totaling $288,460. The basis of the property was $12,369,952, net of accumulated depreciation of $10,441,365. The Partnership will recognize a gain of $6,315,588 in its 1996 financial statements related to this sale.

(c) In March 1996, the Partnership sold the Lakeside apartment complex in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as brokerage commissions and other closing costs totaling $299,150. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and an additional $467,557 which is equal to 50% of the net sale proceeds in excess of $12,654,000. The basis of the property was $9,316,152, net of accumulated depreciation of $4,876,088. The Partnership will recognize a gain of $4,484,698 in its 1996 financial statements related to this sale.

(d) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                  BALCOR REALTY INVESTORS 86-SERIES I
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
- ---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        -------------------    ---------------------------------
                                                 Buildings               Carrying
                               Encum-              and Im-    Improve-    Costs        Reduction
     Description              brances     Land    provements    ments       (a)         of Basis
- ---------------------         -------   -------- ------------ ---------  ---------     ---------
Brighton Townhomes,
  232-unit complex in
  Washington County, OR         (d)  $ 1,096,000  $ 7,916,500             $  38,116   $ (148,970)(e)
Cedar Crest Apts.,
  466-unit complex in
  Overland Park, KS             (d)    2,875,000   14,825,000  $429,206     500,986     (449,392)(e)
Lakeside Apts.,
  416-unit complex in
  Jacksonville, FL (i)          (d)    2,086,922   11,981,203               124,115
Lakeville Resort Apts.,
  492-unit complex in
  Petaluma, CA                  (d)    2,900,000   20,471,320                31,925
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA                    (d)    1,177,569    6,518,958                17,995     (879,380)(g)
The Pines of Clover-
  lane-Phases I and
  II, 592-unit
  complex in Pitts-
  field Township, MI (i)        (d)    1,195,665   21,554,362    19,772      41,518
                                     -----------  -----------  --------    --------  -----------
   Total                             $11,331,156  $83,267,343  $448,978    $754,655  $(1,477,742)
                                     ===========  ===========  ========    ========  ===========

                                  BALCOR REALTY INVESTORS 86-SERIES I
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------      ---------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                         ---------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements      (b)       tion(c)   struction  uired    is Computed
- -------------------       --------  ----------   ----------  ---------  ---------  -----  --------------
Brighton Townhomes,
  232-unit complex in
  Washington County, OR $1,082,501 $ 7,819,145  $ 8,901,646  $3,187,178     1986   11/86         (f)
Cedar Crest Apts.,
  466-unit complex in
  Overland Park, KS      2,817,501  15,363,299   18,180,800   5,928,429     1986   10/85         (f)
Lakeside Apts.,
  416-unit complex in
  Jacksonville, FL       2,089,440  12,102,800   14,192,240   4,815,514     1986    1/86         (f)
Lakeville Resort Apts.,
  492-unit complex in
  Petaluma, CA           2,903,958  20,499,287   23,403,245   7,789,020     1985    1/86         (f)
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA             1,045,776   5,789,366    6,835,142   2,277,987     1986    2/86         (f)
The Pines of Clover-
  lane-Phases I and
  II, 592-unit
  complex in Pitts-
  field Township, MI     1,197,847  21,613,470   22,811,317  10,288,679     (h)     4/86         (f)
                       ----------- -----------  ----------- -----------
   Total               $11,137,023 $83,187,367  $94,324,390 $34,286,807
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

(b) The aggregate cost of land for Federal income tax purposes is $11,361,137 and the aggregate cost of buildings and improvements for Federal income tax purposes is $83,918,777. The total of these is $95,279,914.

(c)              Reconciliation of Accumulated Depreciation
                -------------------------------------------

                                       1995         1994         1993
                                   -----------  -----------  -----------

    Balance at beginning of year   $31,495,152  $28,703,498  $25,911,844

    Depreciation expense for
      the year                       2,791,655    2,791,654    2,791,654
                                   -----------  -----------  -----------

    Balance at end of year         $34,286,807  $31,495,152  $28,703,498
                                   ===========  ===========  ===========


(d) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

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

(i) This property was sold in March 1996.