Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1996-05-15
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

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


Registrant's telephone number, including area code (847) 267-1600
                                                   ---------------

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                1996             1995
                                          --------------  ---------------
Cash and cash equivalents                 $   5,745,129   $    1,093,098
Escrow deposits                               2,719,724        2,246,696
Accounts and accrued interest receivable         17,032            5,857
Prepaid expenses                                 54,512          229,129
Deferred expenses, net of accumulated
  amortization of $76,488 in 1996 and
  $378,475 in 1995                              595,015          619,028
                                          --------------  ---------------
                                              9,131,412        4,193,808
                                          --------------  ---------------
Investment in real estate:
  Land                                        7,849,735       11,137,023
  Buildings and improvements                 49,471,098       83,187,367
                                          --------------  ---------------
                                             57,320,833       94,324,390
  Less accumulated depreciation              19,560,639       34,286,807
                                          --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                   37,760,194       60,037,583
                                          --------------  ---------------
                                          $  46,891,606   $   64,231,391
                                          ==============  ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                          $      76,515   $      119,006
Due to affiliates                                40,842           28,823
Accrued liabilities, principally
  real estate taxes and interest                293,166          330,070
Security deposits                               350,657          420,724
Mortgage notes payable                       47,166,874       74,196,579
                                          --------------  ---------------
     Total liabilities                       47,928,054       75,095,202

Affiliates' participation in
  joint ventures                             (1,382,134)      (1,283,650)


Limited Partners' capital (deficit)
  (59,791 Interests issued and
  outstanding)                                  862,105       (8,962,989)
General Partner's deficit                      (516,419)        (617,172)
                                          --------------  ---------------
    Total partners' capital (deficit)           345,686       (9,580,161)
                                          --------------  ---------------

                                          $  46,891,606   $   64,231,391
                                          ==============  ===============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)
                                                1996            1995
                                          --------------  ---------------
Income:
  Rental and service                      $   3,850,096   $    4,056,812
  Interest on short-term
    investments                                  27,882           23,856
                                          --------------  ---------------
    Total income                              3,877,978        4,080,668
                                          --------------  ---------------
Expenses:
  Interest on mortgage
    notes payable                             1,943,897        1,668,721
  Depreciation                                  591,285          697,914
  Amortization of deferred
    expenses                                     24,013           37,551
  Property operating                          1,409,358        1,206,302
  Real estate taxes                             293,563          341,320
  Property management fees                      196,780          201,588
  Administrative                                136,848           95,661
                                          --------------  ---------------
    Total expenses                            4,595,744        4,249,057
                                          --------------  ---------------
Loss before gain on sales of
  properties and participation
  in joint ventures                            (717,766)        (168,389)

Gain on sales of properties                  10,800,286

Affiliates' participation in
  (income) loss from joint
  ventures                                       (7,195)           9,329
                                          --------------  ---------------
Net income (loss)                         $  10,075,325   $     (159,060)
                                          ==============  ===============
Net income (loss) allocated to
  General Partner                         $     100,753   $       (1,591)
                                          ==============  ===============
Net income (loss) allocated to
  Limited Partners                        $   9,974,572   $     (157,469)
                                          ==============  ===============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding)                 $      166.82   $        (2.63)
                                          ==============  ===============
Distribution to Limited Partners          $     149,478             None
                                          ==============  ===============
Distribution per Limited Partnership
  Interest                                $        2.50             None
                                          ==============  ===============
The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                          --------------  ---------------
Operating activities:
  Net income (loss)                       $  10,075,325   $     (159,060)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
        Gain on sales of properties         (10,800,286)
        Affiliates' participation
          in income (loss) from
          joint ventures                          7,195           (9,329)
        Depreciation of properties              591,285          697,914
        Amortization of deferred expenses        24,013           37,551
        Net change in:
          Escrow deposits                      (138,028)           1,031
          Accounts and accrued interest
            receivable                          (11,175)        (142,250)
          Prepaid expenses                      174,617
          Accounts payable                      (42,491)           1,072
          Due to affiliates                      12,019           32,577
          Accrued liabilities                   (36,904)         170,223
          Security deposits                     (70,067)          (3,427)
                                          --------------  ---------------
  Net cash (used in) provided by
    operating activities                       (214,497)         626,302
                                          --------------  ---------------

Investing activities:
  Proceeds from sales of properties          33,074,000
  Payment of selling costs                     (587,610)
  Funding of escrow required in
    connection with the sale
    of property                                (335,000)
                                            ------------
  Net cash provided by investing
    activities                               32,151,390
                                            ------------

Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                          342,760
  Distribution to joint venture
    partner - affiliate                        (105,679)
  Distribution to Limited
    Partners                                   (149,478)
  Principal payments on mortgage notes
    payable                                    (394,666)        (446,610)
  Repayment of mortgage notes payable       (26,635,039)
  Deposit for mortgage loan refinancing                         (851,580)

                                          --------------  ---------------
  Net cash used in financing
    activities                              (27,284,862)        (955,430)
                                          --------------  ---------------
Net change in cash and cash equivalents       4,652,031         (329,128)
Cash and cash equivalents at beginning
  of period                                   1,093,098        1,058,935
                                          --------------  ---------------
Cash and cash equivalents at end of
  period                                  $   5,745,129   $      729,807
                                          ==============  ===============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,943,897 and $1,668,721 and paid interest expense of $1,908,419 and $1,668,721, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:
                                         Paid        Payable
                                       ----------  ----------
   Reimbursement of expenses to
     the General Partner, at cost       $27,704     $40,842

4. Property Sales:

(a) In March 1996, the Partnership sold the Pines of Cloverlane apartment complex in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as brokerage commissions and other closing costs totaling $288,460. The Partnership also funded an escrow of $335,000 required in connection with the sale and received the remaining $4,142,300 of net sale proceeds. The basis of the property was $12,369,952, net of accumulated depreciation of $10,441,365. The Partnership recognized a gain of $6,315,588 related to this sale.

(b) In March 1996, the Partnership sold the Lakeside apartment complex in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as brokerage commissions and other closing costs totaling $299,150 and received $906,494 of net sale proceeds. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $467,557, as required by the loan documents, which is equal to 50% of the net sale proceeds in excess of $12,654,000. The basis of the property was $9,316,152, net of accumulated depreciation of $4,876,088. The Partnership recognized a gain of $4,484,698 related to this sale.

5. Subsequent Event:

In April 1996, the Partnership paid $4,424,534 to the holders of Limited Partnership Interests representing the regular quarterly distribution of Net Cash Receipts of $2.50 per Interest for the first quarter of 1996 and $71.50 per Interest representing Net Cash Proceeds from the sales of the Lakeside and Pines of Cloverlane apartment complexes.


                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. Prior to 1996, title to two of these properties and the property in which the Partnership held a minority joint venture interest were relinquished through foreclosure. During 1996, the Partnership sold two additional properties. The Partnership continues to operate its four remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership sold two properties in March 1996. As a result of the gains recognized on these sales, the Partnership generated net income during the quarter ended March 31, 1996 as compared to a net loss for the same period in 1995. These gains were partially offset by additional interest expense on mortgage notes payable paid to the lender on Lakeside Apartments. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

In March 1996, the Partnership sold the Pines of Cloverlane and Lakeside apartment complexes. As a result, the Partnership recognized gains totaling $10,800,286 during 1996. These sales also resulted in decreases in rental and service income, depreciation, real estate taxes and property management fees during 1996 as compared to 1995.

Increased rental income due to higher rental rates at certain of the Partnership's remaining properties during 1996 as compared to 1995 partially offset the decrease in rental and service income due to the property sales.

Interest expense on mortgage notes payable increased during 1996 as compared to 1995 due to a $467,557 payment made to the lender in connection with the sale of the Lakeside Apartments, as required by the loan documents. This increase was partially offset by lower interest expense at the Lakeville Apartments due to the 1995 loan refinancing at a lower interest rate and the sales of the Lakeside and the Pines of Cloverlane apartment complexes during March 1996.

The amortization of deferred loan fees on the current Lakeville Resort Apartments mortgage note is lower than the amortization related to the former mortgage note, resulting in a decrease in amortization expense for 1996 as compared to 1995.

Increases in sewer and water expenses, structural repairs, landscaping expenses, and interior upgrades at the Pines of Cloverlane Apartments prior to its sale and increases in sewer and water expenses and interior upgrades at the Lake Ridge Apartments, resulted in higher property operating expenses during 1996 as compared to 1995.

The Partnership incurred increased legal, portfolio management, printing and postage costs in connection with a tender offer during the first quarter of 1996. This resulted in an increase in administrative expenses during 1996 as compared to 1995.

Lower interest expense and amortization expense at the Lakeville Resort Apartments due to the June 1995 refinancing, resulted in affiliates' participation in income from joint ventures during 1996 as compared to affiliates participation in loss from joint venture during 1995.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash position increased by approximately $4,652,000 as of March 31, 1996 when compared to December 31, 1995 primarily as a result of the sales of the Lakeside and Pines of Cloverlane apartment complexes in March 1996. The Partnership used cash of approximately $214,000 for its operating activities which consisted primarily of operating cash flow from the properties which was offset by the payment of additional interest expense relating to the sale of the Lakeside Apartments as well as administrative expenses. Investing activities consisted of proceeds received from the sales of properties of $33,074,000, the payment of closing costs of approximately $588,000 and the funding of an escrow relating to the Pines of Cloverlane sale of $335,000. Financing activities consisted of the repayment of mortgage notes payable relating to the Pines of Cloverlane and Lakeside apartment complexes of approximately $26,635,000, principal payments on mortgage notes payable of approximately $395,000 and distributions to Limited Partners and the Lakeville joint venture partner of approximately $149,000 and $106,000, respectively. The Partnership made a special distribution to the Limited Partners from sales proceeds in April 1996.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1996 and 1995, the Partnership's four remaining properties generated positive cash flow. The Lakeside Apartments generated a marginal cash flow deficit prior to its sale in March 1996 and during the first quarter of 1995. The Pines of Cloverlane Apartments generated a significant cash flow deficit prior to its sale in March 1996 as compared to positive cash flow during the first quarter of 1995 due to expenses incurred to enhance the property's sale value. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 95% to 100%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance and seeking rent increases where market conditions allow.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The third party financing of approximately $6,900,000 on the Brighton Townhomes Apartments matures in 1996 and the Partnership has entered into a contract to sell this property. The Partnership does not own any other properties with third party financing which matures prior to 1998.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. During March 1996, the Partnership sold the Lakeside and Pines of Cloverlane apartment complexes. The Partnership has also entered into contracts to sell the Lakeville Resort Apartments and the Brighton Townhomes for sales prices of $27,200,00 and $11,500,000, respectively. See Item 5. Other Information for further details concerning the sale contract on Brighton Townhomes. Currently, the Partnership is preparing to market the two remaining properties. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

During March 1996, the Partnership sold the Pines of Cloverlane and Lakeside apartment complexes in all cash sales for $18,974,000 and $14,100,000, respectively. From the proceeds, the Partnership paid $14,208,240 and $12,894,356, respectively, to the third party mortgage holders in full satisfaction of the first mortgage loans on the properties. After payment of related closing costs, escrows and additional interest expense, the sales generated proceeds of approximately $5,049,000. See Note 4 of Notes to Financial Statements for additional information.

During April 1996, the Partnership paid $4,424,534 ($74.00 Per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996. The regular quarterly distribution level of $2.50 per Interest remained unchanged from the amount distributed for the fourth quarter of 1995. In addition, Net Cash Proceeds of $71.50 per Interest from the sales of the Pines of Cloverlane and Lakeside apartment complexes were distributed to holders of Limited Partnership Interests. To date, including the April 1996 distribution, investors have received cumulative distributions of Net Cash Receipts of $7.50 per $1,000 Interest and Net Cash Proceeds of $71.50 per $1,000 Interest, totaling $79.00 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.


                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- ---------------------------

Brighton Townhomes
- -------------------

In 1986, the Partnership acquired Brighton Townhomes, Washington County, Oregon, utilizing approximately $2,640,000 of offering proceeds. The Partnership acquired the property subject to first mortgage financing in the amount of $7,402,000.

On May 6, 1996, the Partnership contracted to sell the property for a sale price of $11,500,000 to an unaffiliated party, Security Capital Pacific Trust, a Maryland real estate investment trust. The purchaser has deposited $300,000 into an escrow account as earnest money. The remaining $11,200,000 of the sale price will be paid in cash by the purchaser at closing, scheduled to be held on June 17, 1996. The purchaser has two thirty-day options to extend the closing which may be exercised upon 5 days written notice to the Partnership and a deposit into escrow of an additional $25,000 in earnest money for each extension. From the proceeds of the sale, the Partnership will pay the outstanding balance of the first mortgage loan, which is expected to be $6,858,644 at closing, $172,500 to an unaffiliated party as a brokerage commission and closing costs. Neither the General Partner nor any of its affiliates will receive a brokerage commission in connection with the sale. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the property may not occur.

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

(ii) First, Second and Third Amendments to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibits (10) (ii),
(10)(iii) and (10)(iv), respectively, to the Registrant's Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

(iii) The Agreement of Sale and attachment thereto relating to the sale of the Lakeside Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 21, 1996 is incorporated herein by reference.

(iv) The Agreement of Sale and attachment thereto relating to the sale of Lakeville Resort Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(v) The Agreement of Sale relating to the sale of Brighton Townhomes is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contract to sell the Lakeville Resort Apartments in Petaluma, California.

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


Date:  May 15, 1996
      ------------------------