Form 10-Q/A
period 1996-06-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1996-08-20
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   1,267,460   $   1,093,098
Escrow deposits                                 2,542,354       2,246,696
Accounts and accrued interest receivable           11,648           5,857
Prepaid expenses                                  264,654         229,129
Deferred expenses, net of accumulated
  amortization of $89,634 in 1996 and
  $378,475 in 1995                                581,869         619,028
                                            --------------  --------------
                                                4,667,985       4,193,808
                                           --------------  --------------
Investment in real estate:
  Land                                          7,849,735      11,137,023
  Buildings and improvements                   49,471,098      83,187,367
                                            --------------  --------------
                                               57,320,833      94,324,390
  Less accumulated depreciation                19,938,661      34,286,807
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     37,382,172      60,037,583
                                            --------------  --------------
                                            $  42,050,157   $  64,231,391
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                            $      67,509   $     119,006
Due to affiliates                                  49,804          28,823
Accrued liabilities, principally
  real estate taxes and interest                  143,500         330,070
Security deposits                                 348,431         420,724
Mortgage notes payable                         47,052,605      74,196,579
                                            --------------  --------------
     Total liabilities                         47,661,849      75,095,202

Affiliates' participation in
  joint ventures                               (1,406,215)     (1,283,650)

Limited Partners' deficit
  (59,791 Interests issued and
  outstanding)                                 (3,687,792)     (8,962,989)
General Partner's deficit                        (517,685)       (617,172)
                                            --------------  --------------
    Total partners' deficit                    (4,205,477)     (9,580,161)
                                            --------------  --------------
                                            $  42,050,157   $  64,231,391
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   6,419,565   $   8,115,111
  Interest on short-term
    investments                                    49,286          36,306
                                            --------------  --------------
    Total income                                6,468,851       8,151,417
                                            --------------  --------------

Expenses:
  Interest on mortgage
    notes payable                               2,927,175       3,354,380
  Depreciation                                    969,307       1,395,828
  Amortization of deferred
    expenses                                       37,159          75,103
  Property operating                            2,239,337       2,369,384
  Real estate taxes                               465,298         676,256
  Property management fees                        339,005         404,873
  Administrative                                  313,744         321,847
                                            --------------  --------------
    Total expenses                              7,291,025       8,597,671
                                            --------------  --------------
Loss before gain on sales of
  properties, affiliates'
  participation in joint ventures
  and extraordinary items                        (822,174)       (446,254)

Gain on sales of properties                    10,800,286

Affiliates' participation in
  (income) loss from joint
  ventures                                        (29,416)         13,025
                                            --------------  --------------
Income (loss) before
  extraordinary items                           9,948,696        (433,229)

Extraordinary items:
  Debt extinguishment expense                                    (145,393)
  Affiliate's participation in debt
    extinguishment expense                                         58,521
                                                            --------------
    Total extraordinary items                                     (86,872)
                                            --------------  --------------
Net income (loss)                           $   9,948,696   $    (520,101)
                                            ==============  ==============

Income (loss) before extraordinary items
  allocated to General Partner              $      99,487   $      (4,332)
                                            ==============  ==============
Income (loss) before extraordinary items
  allocated to Limited Partners             $   9,849,209   $    (428,897)
                                            ==============  ==============
Income (loss) before extraordinary items
  per Limited Partnership Interest
  (59,791 issued and outstanding)           $      164.73   $       (7.17)
                                            ==============  ==============

Extraordinary items allocated
  to General Partner                                 None   $        (869)
                                            ==============  ==============
Extraordinary items allocated
  to Limited Partners                                None   $     (86,003)
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (59,791
  issued and outstanding)                            None   $       (1.44)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)
                                  (CONTINUED)

                                                  1996            1995
                                            --------------  --------------

Net income (loss) allocated to
  General Partner                           $      99,487   $      (5,201)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $   9,849,209   $    (514,900)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding)                   $      164.73   $       (8.61)
                                            ==============  ==============
Distributions to Limited Partners           $   4,574,012            None
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       76.50            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   2,569,469   $   4,058,299
  Interest on short-term
    investments                                    21,404          12,450
                                            --------------  --------------
    Total income                                2,590,873       4,070,749
                                            --------------  --------------

Expenses:
  Interest on mortgage
    notes payable                                 983,278       1,685,659
  Depreciation                                    378,022         697,914
  Amortization of deferred
    expenses                                       13,146          37,552
  Property operating                              829,979       1,163,082
  Real estate taxes                               171,735         334,936
  Property management fees                        142,225         203,285
  Administrative                                  176,896         226,186
                                            --------------  --------------
    Total expenses                              2,695,281       4,348,614
                                            --------------  --------------
Loss before affiliates'
  participation in joint
  ventures and extraordinary items               (104,408)       (277,865)

Affiliates' participation in
  (income) loss from joint
  ventures                                        (22,221)          3,696

                                            --------------  --------------
Loss before extraordinary items                  (126,629)       (274,169)

Extraordinary items:
  Debt extinguishment expense                                    (145,393)
  Affiliate's participation in debt
    extinguishment expense                                         58,521
                                                            --------------
    Total extraordinary items                                     (86,872)
                                            --------------  --------------
Net loss                                    $    (126,629)  $    (361,041)
                                            ==============  ==============

Loss before extraordinary items
  allocated to General Partner              $      (1,266)  $      (2,741)
                                            ==============  ==============
Loss before extraordinary items
  allocated to Limited Partners             $    (125,363)  $    (271,428)
                                            ==============  ==============
Loss before extraordinary items
  per Limited Partnership Interest
  (59,791 issued and outstanding)           $       (2.09)  $       (4.54)
                                            ==============  ==============

Extraordinary items allocated
  to General Partner                                 None   $        (869)
                                            ==============  ==============
Extraordinary items allocated
  to Limited Partners                                None   $     (86,003)
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (59,791
  issued and outstanding)                            None   $       (1.44)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)
                                  (CONTINUED)

                                                  1996            1995
                                            --------------  --------------

Net loss allocated to General
  Partner                                   $      (1,266)  $      (3,610)
                                            ==============  ==============
Net loss allocated to Limited
  Partners                                  $    (125,363)  $    (357,431)
                                            ==============  ==============
Net loss per Limited Partnership
  Interest (59,791 issued and
  outstanding)                              $       (2.09)  $       (5.98)
                                            ==============  ==============
Distribution to Limited Partners            $   4,424,534            None
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $       74.00            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $   9,948,696   $    (520,101)
  Adjustments to reconcile net income
    (loss) to net cash (used in) or
    provided by operating activities:
        Gain on sales of properties           (10,800,286)
        Debt extinguishment expense                               145,393
        Affiliates' participation in debt
          extinguishment expense                                  (58,521)
        Affiliates' participation
          in income (loss) from
          joint ventures                           29,416         (13,025)
        Depreciation of properties                969,307       1,395,828
        Amortization of deferred expenses          37,159          75,103
        Net change in:
          Escrow deposits                          39,342        (179,886)
          Accounts and accrued interest
            receivable                             (5,791)         62,277
          Prepaid expenses                        (35,525)       (488,229)
          Accounts payable                        (51,497)          3,726
          Due to affiliates                        20,981         (65,611)
          Accrued liabilities                    (186,570)         74,762
          Security deposits                       (72,293)        (21,284)
                                            --------------  --------------
  Net cash (used in) or provided by
    operating activities                         (107,061)        410,432
                                            --------------  --------------

Investing activities:
  Proceeds from sales of properties            33,074,000
  Payment of selling costs                       (587,610)
  Funding of escrow in connection
    with sale of property                        (335,000)
                                              ------------
  Net cash provided by investing
    activities                                 32,151,390
                                              ------------

Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                           342,760
  Distributions to joint venture
    partner - affiliate                          (151,981)       (328,376)
  Distributions to Limited
    Partners                                   (4,574,012)
  Principal payments on mortgage notes
    payable                                      (508,935)       (779,164)
  Issuance of mortgage note payable                            20,932,600
  Repayment of mortgage notes payable         (26,635,039)    (18,728,280)
  Payment of deferred expenses                                   (499,868)
  Funding of improvement escrow                                (1,604,551)
                                            --------------  --------------
  Net cash used in financing
    activities                                (31,869,967)       (664,879)
                                            --------------  --------------

Net change in cash and cash equivalents           174,362        (254,447)

Cash and cash equivalents at beginning
  of period                                     1,093,098       1,058,935
                                            --------------  --------------
Cash and cash equivalents at end of
  period                                    $   1,267,460   $     804,488
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $2,927,175 and $3,354,380 and paid interest expense of $2,891,761 and $3,354,380, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost       $67,836     $40,132      $49,804

4. Property Sales:

(a) In March 1996, the Partnership sold the Pines of Cloverlane Apartments in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $288,460 in selling costs. The Partnership also funded an escrow of $335,000 required in connection with the sale. The basis of the property was $12,369,952, which is net of accumulated depreciation of $10,441,365. For financial statement purposes, the Partnership recognized a gain of $6,315,588 from the sale of this property.

(b) In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $299,150 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $467,557, as required by the loan documents, which is equal to 50% of the net sale proceeds in excess of $12,654,000. The basis of the property was $9,316,152, which is net of accumulated depreciation of $4,876,088. For financial statement purposes, the Partnership recognized a gain of $4,484,698 from the sale of this property.

5. Subsequent Event:

In July 1996, the Partnership made a special distribution of $149,478 ($2.50 per Interest) to the holders of Limited Partnership Interests representing a distribution of sales proceeds from Net Cash Proceeds reserves.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership sold two properties in March 1996. As a result of the gains recognized on these sales, the Partnership generated net income during the six months ended June 30, 1996 as compared to a net loss for the same period in 1995. As a result of extraordinary debt extinguishment expense recognized in June 1995, the Partnership's net loss decreased during the quarter ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

In March 1996, the Partnership sold the Pines of Cloverlane and Lakeside apartment complexes. As a result, the Partnership recognized gains totaling $10,800,286 during 1996. These sales also resulted in decreases in rental and service income, depreciation, property operating, real estate taxes and property management fees during 1996 as compared to 1995.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Limited Partners, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Interest expense on mortgage notes payable decreased during 1996 as compared to 1995 due to the property sales during March 1996 and lower interest expense at the Lakeville Apartments due to the 1995 loan refinancing at a lower interest rate. This decrease was partially offset by a $467,557 payment made to the lender in connection with the sale of the Lakeside Apartments, as required by the loan documents.

The amortization of deferred loan fees on the current Lakeville Resort Apartments mortgage note is lower than the amortization related to the former mortgage note, resulting in a decrease in amortization expense for 1996 as compared to 1995.

Higher legal fees in 1995 were partially offset by increased consulting fees related to property sales and increased printing and postage costs in response to a tender offer during 1996, resulting in a decrease in administrative expenses during 1996 when compared to 1995.

Lower interest expense and amortization expense at the Lakeville Resort Apartments due to the June 1995 refinancing, resulted in affiliates' participation in income from joint ventures during 1996 as compared to affiliates' participation in loss from joint venture during 1995.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. In connection with the transaction, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 in 1995 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash position increased by approximately $174,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership used cash of approximately $107,000 in its operating activities which consisted primarily of operating cash flow from the properties which was offset by the payment of additional interest expense relating to the sale of the Lakeside Apartments as well as administrative expenses. Cash provided by investing activities of approximately $32,151,000 consisted of proceeds received from the sales of properties, net of closing costs and the funding of an escrow required in connection with the sale of Pines of Cloverlane Apartments. Cash used in financing activities of approximately $31,870,000 consisted of the repayment of mortgage notes payable in the amount of $26,635,039, principal payments on mortgage notes payable, distributions to Limited Partners in the amount of $4,574,012, and distributions to joint venture partner - affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1996 and 1995, the Partnership's four remaining properties generated positive cash flow. The Lakeside Apartments was sold in March 1996 and generated a significant cash flow deficit prior to its sale in 1996 as compared to a marginal cash flow deficit in 1995, due to expenses incurred to enhance the property's sale value. The Pines of Cloverlane Apartments was sold in March 1996 and generated a significant cash flow deficit prior to its sale in 1996 as compared to positive cash flow in 1995 also due to expenses incurred to enhance the property's sale value. As of June 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 94% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance and seeking rent increases where market conditions allow.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. Third party financing of approximately $6,900,000 on the Brighton Townhomes Apartments matures in 1996; the Partnership has entered into a contract to sell this property. The Partnership does not own any other properties with third party financing which matures prior to 1998.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During March 1996, the Partnership sold the Lakeside and Pines of Cloverlane apartment complexes. Currently, the Partnership has entered into contracts to sell the Lakeville Resort Apartments and the Brighton Townhomes for sales prices of $27,200,00 and $11,150,000, respectively. Additionally, the Partnership is actively marketing the two remaining properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

In March 1996, the Partnership sold the Pines of Cloverlane Apartments in all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $288,460 in selling costs and also funded an escrow of $335,000 required in connection with the sale. The majority of the proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 4 of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $299,150 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $467,557, as required by the loan documents. The majority of the proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 4 of Notes to Financial Statements for additional information.

During July 1996, the Partnership made a special distribution of Net Cash Proceeds of $149,478 ($2.50 Per Interest) to the holders of Limited Partnership Interests. The special distribution was made with Net Cash Proceeds from prior property sales which were held in the Partnership's cash reserves. To date, including the July 1996 distribution, investors have received cumulative distributions of Net Cash Receipts of $7.50 per $1,000 Interest and Net Cash Proceeds of $74.00 per $1,000 Interest, totaling $81.50 per $1,000 Interest, as well as certain tax benefits. Future quarterly distributions from cash flow and cash reserves are expected to continue until the properties are sold. As the properties are sold, the Partnership will distribute the proceeds to investors. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- ---------------------------

Lakeville Resort Apartments
- ---------------------------

As previously reported, on April 23, 1996, a joint venture consisting of the Partnership and an affiliate which owns Lakeville Resort Apartments, Petaluma, California, contracted to sell the property to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $27,200,000. The closing of the sale has been extended to September 3, 1996.

Brighton Townhomes
- ------------------

As previously reported, on May 6, 1996, the Partnership contracted to sell Brighton Townhomes, Washington County, Oregon, to Security Capital Pacific Trust, a Maryland real estate investment trust, for a sale price of $11,500,000. Upon the agreement of the Partnership and the purchaser, the sale price has been reduced from $11,500,000 to $11,150,000. The closing date has been extended to August 16, 1996. The purchaser has deposited into the escrow account an additional $50,000 as earnest money for a total of $350,000.


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

(10) Material Contracts:

(a)(i) The Agreement of Sale and attachment thereto relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 25, 1996 is incorporated herein by reference.

(ii) First, Second and Third Amendments to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibits (10)(ii),
(10)(iii) and (10)(iv), respectively, to the Registrant's Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

(b)(i) The Agreement of Sale and attachment thereto relating to the sale of the Lakeside Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 21, 1996 is incorporated herein by reference.

(c)(i) The Agreement of Sale and attachment thereto relating to the sale of Lakeville Resort Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, is attached hereto.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, is attached hereto.

(iv) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, are attached hereto.

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes Apartments previously filed as Exhibit (10)(v) to the Registrant's Report on Form 10-Q for the quarter ending March 31, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement dated May 31, 1996 relating to the sale of Brighton Townehomes, Washington County, Oregon, is attached hereto.

(iii) Letter of Termination dated June 12, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, is attached hereto.

(iv) Reinstatement and Second Amendment to Agreement of Sale and Escrow Agreement dated June 13, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, is attached hereto.

(v) Letter of Extension dated July 8, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1996 is attached hereto.

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



                         By:  /s/ Brian D. Parker
                              ---------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief
                              Financial Officer (Principal Accounting and
                              Financial Officer) of Balcor Partners-XIX,
                              the General Partner


Date:  August 20, 1996
      ------------------------