Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1996-11-14
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   3,887,710   $   1,093,098
Escrow deposits                                 2,620,961       2,246,696
Accounts and accrued interest receivable           43,103           5,857
Prepaid expenses                                  172,652         229,129
Deferred expenses, net of accumulated
  amortization of $102,779 in 1996 and
  $378,475 in 1995                                568,724         619,028
                                            --------------  --------------
                                                7,293,150       4,193,808
                                            --------------  --------------
Investment in real estate:
  Land                                          6,767,234      11,137,023
  Buildings and improvements                   41,651,953      83,187,367
                                            --------------  --------------
                                               48,419,187      94,324,390
  Less accumulated depreciation                16,962,671      34,286,807
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     31,456,516      60,037,583
                                            --------------  --------------
                                            $  38,749,666   $  64,231,391
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                            $      52,344   $     119,006
Due to affiliates                                  73,030          28,823
Accrued liabilities, principally
  real estate taxes and interest                  254,779         330,070
Security deposits                                 323,791         420,724
Mortgage notes payable                         40,079,917      74,196,579
                                            --------------  --------------
    Total liabilities                          40,783,861      75,095,202
Affiliates' participation in
  joint ventures                               (1,469,324)     (1,283,650)
Limited Partners' deficit
  (59,791 Interests issued
  and outstanding)                                (85,087)     (8,962,989)
General Partner's deficit                        (479,784)       (617,172)
                                            --------------  --------------
    Total partners' deficit                      (564,871)     (9,580,161)
                                            --------------  --------------
                                            $  38,749,666   $  64,231,391
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   8,782,979   $  12,241,703
  Interest on short-term investments               79,005          63,902
                                            --------------  --------------
    Total income                                8,861,984      12,305,605
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            5,221,334       4,946,323
  Depreciation                                  1,319,448       2,093,742
  Amortization of deferred expenses                50,304          96,399
  Property operating                            3,121,336       3,909,489
  Real estate taxes                               625,757         983,502
  Property management fees                        457,112         608,953
  Administrative                                  450,051         455,084
                                            --------------  --------------
    Total expenses                             11,245,342      13,093,492
                                            --------------  --------------
Loss before gain on sales of properties,
  affiliates' participation in joint
  ventures and extraordinary item              (2,383,358)       (787,887)
Gain on sales of properties                    16,152,846
Affiliates' participation in (income)
  loss from joint ventures                        (30,708)         15,509
                                            --------------  --------------
Income (loss) before extraordinary item        13,738,780        (772,378)
Extraordinary item:
  Debt extinguishment expense                                    (145,393)
  Affiliate's participation in
    debt extinguishment expense                                    58,521
                                                            --------------
    Total extraordinary item                                      (86,872)
                                            --------------  --------------
Net income (loss)                           $  13,738,780   $    (859,250)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to General Partner              $     137,388   $      (7,724)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to Limited Partners             $  13,601,392   $    (764,654)
                                            ==============  ==============
Income (loss) before extraordinary item
  Per Limited Partnership Interest
  (59,791 issued and outstanding)           $      227.48   $      (12.79)
                                            ==============  ==============
Extraordinary item allocated
  to General Partner                                 None   $        (869)
                                            ==============  ==============

Extraordinary item allocated
  to Limited Partners                                None   $     (86,003)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                            None   $       (1.44)
                                            ==============  ==============
Net income (loss) allocated to
  General Partner                           $     137,388   $      (8,593)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $  13,601,392   $    (850,657)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding)                   $      227.48   $      (14.23)
                                            ==============  ==============
Distributions to Limited Partners           $   4,723,490            None
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       79.00            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   2,363,414   $   4,126,592
  Interest on short-term investments               29,719          27,596
                                            --------------  --------------
    Total income                                2,393,133       4,154,188
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            2,294,159       1,591,943
  Depreciation                                    350,141         697,914
  Amortization of deferred expenses                13,145          21,296
  Property operating                              881,999       1,540,105
  Real estate taxes                               160,459         307,246
  Property management fees                        118,107         204,080
  Administrative                                  136,307         133,237
                                            --------------  --------------
    Total expenses                              3,954,317       4,495,821
                                            --------------  --------------
Loss before gain on sale of property, and
  affiliates' participation in joint
  ventures                                     (1,561,184)       (341,633)
Gain on sale of property                        5,352,560
Affiliates' participation in (income)
  loss from joint ventures                         (1,292)          2,484
                                            --------------  --------------
Net income (loss)                           $   3,790,084   $    (339,149)
                                            ==============  ==============
Net income (loss) allocated to
  General Partner                           $      37,901   $      (3,392)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $   3,752,183   $    (335,757)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding)                   $       62.75   $       (5.62)
                                            ==============  ==============
Distribution to Limited Partners            $     149,478            None
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        2.50            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $  13,738,780   $    (859,250)
  Adjustments to reconcile net income
    (loss) to net cash (used in) or
    provided by operating activities:
      Gain on sales of properties             (16,152,846)
      Debt extinguishment expense                                 145,393
      Affiliates' participation in debt
        extinguishment expense                                    (58,521)
      Affiliates' participation in income
        (loss) from joint ventures                 30,708         (15,509)
      Depreciation of properties                1,319,448       2,093,742
      Amortization of deferred expenses            50,304          96,399
      Net change in:
        Escrow deposits                           (39,265)       (392,483)
        Accounts and accrued interest
          receivable                              (37,246)         31,633
        Prepaid expenses                           56,477        (484,054)
        Accounts payable                          (66,662)         11,235
        Due to affiliates                          44,207         (47,761)
        Accrued liabilities                       (75,291)        302,680
        Security deposits                         (96,933)        (21,585)
                                            --------------  --------------
  Net cash (used in) or provided by
    operating activities                       (1,228,319)        801,919
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties            44,224,000
  Payment of selling costs                       (809,535)
  Funding of escrow in connection
    with sale of property                        (335,000)
                                            --------------
  Net cash provided by investing
    activities                                 43,079,465
                                            --------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                           361,175
  Distributions to joint venture
    partner - affiliate                          (216,382)       (328,376)
  Distributions to Limited Partners            (4,723,490)
  Principal payments on mortgage notes
    payable                                      (622,979)       (995,181)
  Issuance of mortgage note payable                            20,932,600
  Repayment of mortgage notes payable         (33,493,683)    (18,728,280)
  Payment of deferred expenses                                   (499,868)
  Funding of improvement escrow                                (1,604,551)

                                            --------------  --------------
  Net cash used in financing activities       (39,056,534)       (862,481)
                                            --------------  --------------
Net change in cash and cash equivalents         2,794,612         (60,562)
Cash and cash equivalents at beginning
  of period                                     1,093,098       1,058,935
                                            --------------  --------------
Cash and cash equivalents at end of
  period                                    $   3,887,710   $     998,373
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $5,221,334 and $4,946,323, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost    $87,528       $19,692      $73,030

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

(b) In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $299,150 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $467,557 as required by the loan documents, which is equal to 50% of the net sale proceeds in excess of $12,654,000. The basis of the property was $9,316,152, which is net of accumulated depreciation of $4,876,088. For financial statement purposes, the Partnership recognized a gain of $4,484,698 from the sale of this property.

(c) In August 1996, the Partnership sold the Brighton Townhomes Apartments in an all cash sale for $11,150,000. From the proceeds of the sale, the Partnership paid $8,235,800 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $221,925 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $1,377,156 as required by the loan documents, which is equal to 35% of the sales price less the principal balance of the loan and certain selling costs. The basis of the property was $5,575,515, which is net of accumulated depreciation of $3,326,131. For financial statement purposes, the Partnership recognized a gain of $5,352,560 from the sale of this property.

5. Subsequent Events:

(a) In October 1996, the Partnership paid $2,391,640 ($40.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of a significant portion of the Net Cash Proceeds received from the sale of Brighton Townhomes Apartments.

(b) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 59.75% and 40.25%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. For financial statement purposes, the Partnership will recognize a gain during the fourth quarter of 1996 of approximately $11,800,000 from the sale of this property, of which approximately $4,700,000 is the minority joint venture partner's share.

(c) The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 96.36% and 3.64%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $21,550,000. From the proceeds of the sale, the joint venture paid $14,851,661 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $416,239 in selling costs. For financial statement purposes, the Partnership will recognize a gain during the fourth quarter of 1996 of approximately $9,300,000 from the sale of this property, of which approximately $340,000 is the minority joint venture partner's share.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. Prior to 1996, title to two of these properties and the property in which the Partnership held a minority joint venture interest were relinquished through foreclosure. During the nine months ended September 30, 1996, the Partnership sold three properties. In addition, the Partnership sold two properties in October and November 1996. The Partnership, while continuing to operate the Lake Ridge Apartments, has entered into a contract to sell this property during the fourth quarter of 1996.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold two properties in March 1996 and one property in August 1996. Additional interest payments made to the lenders in connection with two property sales resulted in an increase in net loss before gain on sales of properties during the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. As a result of the gains recognized on these sales, the Partnership generated net income during the nine months and quarter ended September 30, 1996 as compared to a net loss for the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the Pines of Cloverlane and Lakeside apartment complexes in March 1996 and Brighton Townhomes Apartments in August 1996. As a result, the Partnership recognized gains totaling $16,152,846 during 1996. These sales also resulted in decreases in rental and service income, depreciation, amortization of deferred expenses, property operating, real estate taxes and property management fees during 1996 as compared to 1995.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Limited Partners in July and October 1996, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Interest expense on mortgage notes payable increased during 1996 as compared to 1995 due to additional interest payments made to the lenders, in connection with sales of the Lakeside and Brighton Townhomes apartment complexes, as required by the loan documents. The increase was partially offset by the 1996 property sales and lower interest expense at the Lakeville Resort Apartments due to the 1995 loan refinancing at a lower interest rate.

The amortization of deferred loan fees on the Lakeville Resort Apartments mortgage note is lower than the amortization related to the former mortgage note, which contributed to the decrease in amortization expense for the nine months ended September 30, 1996 as compared to the same period in 1995.

Legal fees incurred in 1995 resulted in a decrease in administrative expenses during the nine months ended September 30, 1996 as compared to the same period in 1995. Increased professional fees related to property sales and increased printing and postage costs related to the Partnership's response to a tender offer during 1996, partially offset this decrease and resulted in an increase in administrative expenses for the quarter ended September 30, 1996 as compared to the same period in 1995.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. In connection with the transaction, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 in 1995 relating to the full amortization of deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share. In addition, higher rental rates and lower interest expense and amortization expense at the Lakeville Resort Apartments due to the June 1995 refinancing, resulted in affiliates' participation in income from joint ventures during 1996 as compared to affiliates' participation in loss from joint ventures during 1995.

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position increased by approximately $2,795,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the sales of three properties. The Partnership used cash of approximately $1,228,000 in its operating activities which consisted primarily of operating cash flow from the properties which was offset by the payment of approximately $1,845,000 of additional interest expense relating to the sales of Lakeside and Brighton Townhomes apartment complexes as well as administrative expenses. Cash provided by investing activities of approximately $43,079,000 consisted of proceeds received from the sales of properties net of closing costs and the funding of an escrow required in connection with the sale of Pines of Cloverlane Apartments. Cash used in financing activities of approximately $39,057,000 consisted of the repayment of mortgage notes payable in the amount of approximately $33,494,000, principal payments on mortgage notes payable, distributions to Limited Partners in the amount of approximately $4,723,000, and distributions to the joint venture partner - affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, the Partnership's three remaining properties generated positive cash flow. The Lakeside Apartments was sold in March 1996 and generated a significant cash flow deficit prior to its sale in 1996 as compared to a marginal cash flow deficit in 1995. The Pines of Cloverlane Apartments was sold in March 1996 and generated a significant cash flow deficit prior to its sale in 1996 as compared to positive cash flow in 1995. The Brighton Townhomes was sold in August 1996 and generated positive cash flow prior to its sale in 1996 and in 1995. As of September 30, 1996, the occupancy rates of the Partnership's three remaining properties ranged from 92% to 98%.

The Partnership's remaining property is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by the loan, which matures in 2000. The Partnership has entered into a contract to sell this property.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During 1996, the Partnership sold the Brighton Townhomes, Cedar Crest, Lakeside, Lakeville Resort, and Pines of Cloverlane apartment complexes. Currently, the Partnership has entered into a contract to sell the Lake Ridge Apartments, the Partnership's remaining property, for a sale price of $5,400,000.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In March 1996, the Partnership sold the Pines of Cloverlane Apartments in all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $288,460 in selling costs and also funded an escrow of $335,000 required in connection with the sale. The majority of the proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 4(a) of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,894,356 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $299,150 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $467,557, as required by the loan documents. The majority of the proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 4(b) of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold the Brighton Townhomes Apartments in an all cash sale for $11,150,000. From the proceeds of the sale, the Partnership paid $8,235,800 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $221,925 in selling costs. The amount paid to the mortgage holder includes the outstanding principal balance of the loan and additional interest expense of $1,377,156, as required by the loan documents. The majority of the proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Notes 4(c) of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The net proceeds of the sale were approximately $6,049,000, of which approximately $3,614,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until February 1997. The remaining proceeds received by the joint venture are expected to be distributed to the Limited Partners in January 1997. See Note 5(b) of Notes to Financial Statements for additional information.

The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In November 1996, the joint venture sold the property in an all cash sale for $21,550,000. From the proceeds of the sale, the joint venture paid $14,851,661 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $416,239 in selling costs. The net proceeds of the sale were approximately $6,282,000, of which approximately $6,053,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until March 1997. The remaining proceeds received by the joint venture will be distributed to the Limited Partners in January 1997. See Note 5(c) of Notes to Financial Statements for additional information.

During October 1996, the Partnership made a special distribution of Net Cash Proceeds of $2,391,640 ($40.00 Per Interest) to the holders of Limited Partnership Interests. The special distribution was made primarily from Net Cash Proceeds received from the sale of the Brighton Townhomes Apartments. To date, including the October 1996 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $7.50 per $1,000 Interest and Net Cash Proceeds of $114.00 per $1,000 Interest, totaling $121.50 per $1,000 Interest, as well as certain tax benefits. As the properties are sold, the Partnership will distribute the proceeds to investors. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed Class Action

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Lakeville Resort Apartments
---------------------------

As previously reported, on April 23, 1996, a joint venture consisting of the Partnership and an affiliate (the "Joint Venture") which owns Lakeville Resort Apartments, Petaluma, California, contracted to sell the property to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $27,200,000. The closing date was extended and the sale closed on October 31, 1996. The purchaser assumed the first mortgage loan which had an outstanding principal balance of $20,795,872 at closing. From the proceeds of the sale, the Joint Venture paid legal fees of approximately $15,000, $136,000 to an unaffiliated party as a brokerage commission and $204,000 to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale of the property. The Joint Venture received approximately $6,049,000 of remaining proceeds. Of such amount, $500,000 is being retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until February 1997. The Partnership_s share of the total proceeds is $3,614,000.

Cedar Crest Apartments
----------------------

As previously reported, the limited partnership (the "Limited Partnership") in which the Partnership and an affiliate of the General Partner are limited partners and which owns the Cedar Crest Apartments, Overland Park, Kansas, contracted to sell the property to ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $21,550,000. The sale closed on November 1, 1996. From the proceeds of the sale, the Limited Partnership repaid the outstanding balance of the first mortgage loan of $14,851,661 and also paid $215,500 to an unaffiliated party as a brokerage commission, $161,625 to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale of the property and $39,114 in closing costs. The Limited Partnership received approximately $6,282,000 in remaining proceeds. Of such proceeds, $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until March 1997. The Partnership_s share of the total proceeds is approximately $6,053,000.

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

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit
(10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Letter Agreements dated May 22, 1996 and July 8,1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (10)(c)(iv) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated by reference.

(v) Letter Agreements dated August 20, 1996, September 19, 1996 and September 30, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (99)(a) to the Registrant's Report on Form 8-K dated August 16, 1996 are incorporated herein by reference.

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes Apartments previously filed as Exhibit (10)(v) to the Registrant's Report on Form 10-Q for the quarter ending March 31, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement dated May 31, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iii) Letter of Termination dated June 12, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit
(10)(d)(iii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Reinstatement and Second Amendment to Agreement of Sale and Escrow Agreement dated June 13, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(iv) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(v) Letter of Extension dated July 8, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(v) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

e) Agreement of Sale and attachment thereto relating to the sale of Cedar Crest Apartments, Overland Park, Kansas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated August 16, 1996 was filed reporting the contracts to sell the Cedar Crest Apartments, Overland Park, Kansas and Lake Ridge Apartments, Fresno, California, the closing of the sale of Brighton Townhomes, Washington County, Oregon and the extension of the closing of the sale of Lakeville Resort Apartments, Petaluma, California.

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



                         By:  /s/Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Vice President, and Chief Financial Officer
                              (Principal Accounting Officer) of Balcor
                              Partners-XIX, the General Partner




Date: November 14, 1996
      ------------------------