Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1997-03-28
CIK 777574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR
[    ] TRANSITION  REPORT PURSUANT  TO SECTION 13  OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15649
                       -------

                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Illinois                                      36-3327914
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, IL                                             60015
----------------------------------------              -------------------
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

Item 1. Business
----------------

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $59,791,000 from sales of Limited Partnership Interests. The Registrant's operations consisted exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. As of December 31, 1996, the Registrant had disposed of seven properties and the property in which it held a minority joint venture interest. The Registrant's one remaining property described under "Item 2. Properties" was sold in January 1997. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions. See "Item 7. Liquidity and Capital Resources" for additional information.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

The Registrant's remaining property at December 31, 1996, Lake Ridge Apartments, was subject to certain competitive conditions in the market in which it was located. See "Item 7. Liquidity and Capital Resources" for additional information.

During 1996, the Registrant sold the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville and Cedar Crest apartment complexes. During January 1997, the Registrant sold its remaining property, the Lake Ridge Apartments. A majority of the proceeds from the sales was distributed to Limited Partners during 1996 and the first quarter of 1997. The Registrant has retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During March 1996, the Registrant sold the Pines of Cloverlane and Lakeside apartment complexes for $18,974,000 and $14,100,000, respectively. During August, October and November 1996, the Registrant sold the Brighton Townhomes, Lakeville and Cedar Crest apartment complexes, respectively, for $11,150,000, $27,200,000 and $21,550,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

During January 1997, the Registrant sold the Lake Ridge Apartments in an all cash sale for $5,400,000. See "Item 1. Other Information" and "Item 7. Liquidity and Capital Resources" for additional information.

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

Other Information
-----------------

Lake Ridge Apartments
---------------------

As previously reported, on October 1, 1996, the Registrant contracted to sell Lake Ridge Apartments, Fresno, California, to an unaffiliated party, Fowlershore & Flanagan, a California general partnership, for a sale price of $5,400,000. The purchaser and the Registrant agreed to extend the closing date from December 1, 1996 and the sale closed on January 9, 1997. The purchaser assigned its rights under the agreement of sale to an affiliate, FSF Lake Ridge

Associates, LLC, a California limited liability company. From the proceeds of the sale, the Registrant repaid the outstanding balances of the first and second mortgage loans of $4,123,938 and $86,200, respectively, and paid a prepayment penalty of $126,222, $108,000 to an unaffiliated party as a brokerage commission, $67,500 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $21,156 in closing costs. The Registrant received the remaining proceeds of approximately $867,000.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owned in fee simple the Lake Ridge Apartments located in Fresno, California. This property, a 200-unit apartment complex located on approximately 11 acres, was sold during January 1997. See
Note 14 of Notes to Financial Statements for additional information.

The average occupancy rate and effective average rent per unit for each of the last five years for the remaining property owned by the Registrant at December 31, 1996, is described below.

                           1996      1995      1994       1993     1992
                           -----     -----     -----      -----    -----
  Lake Ridge Apartments*
    Occupancy Rate          91%      90%        93%        97%      96%
    Effective Rate         $494     $484       $484       $484     $474

*This property was sold during 1997. See Note 14 of Notes to Financial Statements for additional information.

Apartment units in the above property are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property.

The above property was held subject to two mortgages as described in more detail in Note 5 of Notes to the Financial Statements.

Real estate taxes incurred in 1996 for the above property totaled $76,212.

The Federal tax basis of the Registrant's property totaled $7,714,522 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the property are depreciated over a useful life of 19 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment property.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant
Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has  not  been  an  established public  market  for  Limited  Partnership
Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Liquidity and Capital Resources - Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was approximately 5,037.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  -----------------------------------------------------------
                     1996        1995        1994        1993         1992
                  ----------- ----------- ----------- -----------  ----------

Total income     $9,793,385  $16,504,017 $16,104,170 $15,556,850  $14,850,044
Loss before gain
  on sale of
  assets and
  extraordinary
  items            (925,551)  (1,270,329) (1,284,604) (1,466,532)  (2,805,340)
Net income (loss)29,092,474   (1,357,201) (1,284,604)   (185,093)  (2,805,340)
Net income (loss)
  per Limited
  Partnership
  Interest            481.70      (22.47)     (21.27)      (3.06)      (46.45)
Total assets      17,991,055  64,231,391  64,717,186  67,387,602   70,842,488
Mortgage notes
  payable         4,210,138   74,196,579  73,208,295  74,429,557   77,183,221
Distributions per
  per Limited
  Partnership
  Interest (A)       119.00          2.50        None        None        None

(A) These amounts include distributions of Original Capital of $114.00 per Limited Partnership Interest in 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 86 - Series I (the "Partnership") sold five properties during 1996 and recognized significant gains on these sales. These events resulted in the recognition of net income during 1996 as compared to a net loss during 1995. No material events occurred during 1995 or 1994 which significantly impacted the net loss of the Partnership. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Rental and service income decreased in 1996 as compared to 1995 primarily due to the 1996 sales of the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville Resort and Cedar Crest apartment complexes.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Limited Partners in April and October 1996, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Interest expense on mortgage notes payable decreased in 1996 as compared to 1995, primarily due to the repayment of mortgage loans with proceeds from the 1996 property sales.

The Partnership paid lenders' participations of $1,844,713 in connection with the sales of the Lakeside and Brighton Townhomes apartment complexes during 1996.

Depreciation expense decreased in 1996 as compared to 1995 due to the 1996 property sales.

Amortization of deferred expenses decreased in 1996 as compared to 1995 due to the 1996 property sales.

Property operating expenses decreased during 1996 as compared to 1995 due to the 1996 property sales.

Real estate tax expense decreased in 1996 as compared to 1995 due to the 1996 property sales.

Property management fees decreased in 1996 as compared to 1995 due to the 1996 property sales.

The Partnership incurred higher legal and consulting costs in connection with a response to a tender offer during the fourth quarter of 1995. During 1995 the Partnership also reimbursed the General Partner for legal fees previously advanced by the General Partner with respect to a lawsuit which was dismissed. As a result, administrative expenses decreased during 1996 as compared to 1995.

The Partnership sold the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville Resort and Cedar Crest apartment complexes during 1996 and recognized gains totaling $37,198,777.

The Lakeville Resort and Cedar Crest apartment complexes were owned through joint ventures with affiliates. As a result of the affiliates' share of the gain recognized from the property sales during 1996, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

As a result of the 1996 property sales, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $531,135. This amount has been classified as debt extinguishment expense, with $195,204 representing the affiliates' share. As a result of the 1995 Lakeville Resort Apartments refinancing, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the write off of the remaining unamortized deferred expenses on the former mortgage note, of which $58,521 represented the affiliate's share.

1995 Compared to 1994
---------------------

Higher rental and occupancy rates at the Cedar Crest, Lakeville Resort and Brighton Townhomes apartment complexes resulted in an increase in rental and service income during 1995 as compared to 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during 1995 as compared to 1994.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1995, the mortgage note was refinanced with a new lender. The former mortgage note carried an interest rate based on a market index and increases in this index had caused an increase in interest expense during 1995 as compared to 1994. In connection with this transaction, the Partnership also recognized an extraordinary debt extinguishment expense of $145,393 relating to the write off of the remaining unamortized deferred loan fees on the former mortgage note, of which $58,521 represented the affiliate's share.

The amortization of deferred loan fees on the new Lakeville mortgage note was less than the amortization related to the former mortgage note, resulting in a decrease in amortization expense for 1995 as compared to 1994.

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

Improved operations of approximately $561,000 at the Lakeville Resort Apartments, which were partially offset by higher interest expense on the mortgage note of approximately $195,000, resulted in affiliates' participation in income from joint ventures during 1995 as compared to affiliates participation in losses during 1994.

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position increased by approximately $11,765,000 as of December 31, 1996 when compared to December 31, 1995 primarily as a result of the proceeds received in connection with the sales of the Lakeville Resort and Cedar Crest apartment complexes in 1996. In January 1997, the Partnership made a special distribution of $9,566,560 from sales proceeds to Limited Partners. The Partnership's cash flow used in operating activities of approximately $591,000 was generated from the operations of its properties and interest income on short-term investments, which were offset by the payment of administrative expenses and lender participations. Cash provided by investing activities of approximately $70,268,000 consisted primarily of proceeds received from the five property sales, net of closing costs, of approximately $70,602,000. Cash used in financing activities of approximately $57,912,000 consisted primarily of the repayment of mortgage notes payable of approximately $48,345,000, distributions to Limited Partners of approximately $7,115,000, and distributions to the joint venture partner - affiliate of approximately $2,671,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, the Partnership's remaining property, the Lake Ridge Apartments, generated positive cash flow and had an occupancy rate of 92% as of December 31, 1996.

The Lakeside Apartments was sold in March 1996 and generated a marginal cash flow deficit prior to its sale in 1996 as compared to positive cash flow in 1995. The Pines of Cloverlane Apartments was sold in March 1996 and generated a significant cash flow deficit prior to its sale in 1996 as compared to positive cash flow in 1995. The Brighton Townhomes Apartments was sold in August 1996, the Lakeville Apartments was sold in October 1996 and the Cedar Crest
Apartments was sold in November 1996. Each of these properties generated positive cash flow prior to its sale in 1996 and during 1995.

Lake Ridge Apartments is located in northeast Fresno, California and, because of its proximity to major thoroughfares and the airport, it is considered to be one of the better properties in the market. The Fresno/Clovis multi-family market, which consists of approximately 35,000 units, has been either flat or declining through much of the 1990's and averaged 90 percent occupancy in 1996. Average occupancy at the property in 1996 was 91 percent, while the sub-market occupancy for similar product type averaged 92 percent. Fresno is an agricultural based city with a migratory population. Although much of California appears to be pulling out of the recession it has been in for much of the last several years, Fresno continues to maintain a stagnant economy with few prospects for significant growth in the near term.

During 1996, the Partnership sold the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville Resort and Cedar Crest apartment complexes. During January 1997, the Partnership sold the Lake Ridge Apartments. A majority of the proceeds from the sales was distributed to Limited Partners during 1996 and January 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In March 1996, the Partnership sold the Pines of Cloverlane Apartments in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $288,460 in selling costs and also funded an escrow of $335,000 required in connection with the sale. The remaining proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 10 of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,426,799 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $299,150 in selling costs and $467,557 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The remaining proceeds were distributed as a special distribution to the Limited Partners in April 1996. See Note 10 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold the Brighton Townhomes Apartments in an all cash sale for $11,150,000. From the proceeds of the sale, the Partnership paid $6,858,644 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $221,925 in selling costs and $1,377,156 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The remaining proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The net proceeds of the sale were $6,049,128 of which $3,614,354 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the joint venture until February 1997. The full amount of the holdback was released in February 1997. The Partnership's share of the remaining proceeds received by the joint venture were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In November 1996, the joint venture sold the property in an all cash sale for $21,550,000. From the proceeds of the sale, the joint venture paid $14,851,661 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $411,239 in selling costs. The net proceeds of the sale were $6,287,100, of which $6,058,250 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the joint venture until March 1997. The full amount of the holdback was released in March 1997. The Partnership's share of the remaining proceeds received by the joint venture were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holder in full satisfaction of the first mortgage and second mortgage loans, respectively, and paid $196,656 in selling costs and $126,222 in prepayment penalties. The remaining available proceeds are expected to be distributed to the Limited Partners in 1997. See Note 14 of Notes to Financial Statements for additional information.

The Partnership commenced distributions in October 1995 and made distributions totaling $119.00 and $2.50 per interest in 1996 and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $5.00 of Net Cash Receipts and $114.00 of Net Cash Proceeds consisting of Net Cash Proceeds from the sales of the Lakeside, Pines of Cloverlane, and Brighton Townhomes apartment complexes in 1996 and $2.50 of Net Cash Receipts in 1995.

In January 1997, the Partnership paid a distribution of $9,865,515 ($165.00 per Interest) to holders of Limited Partnership Interests. This distribution represents a distribution of Net Cash Receipts for the fourth quarter of 1996 of $5.00 per Interest, and a special distribution of Net Cash Proceeds of $160.00 per Interest, of Net Cash Proceeds received in connection with the sales of the Lakeville Resort and Cedar Crest apartment complexes. Including the January 1997 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $12.50 per $1,000 Interest and Net Cash Proceeds of $274.00 per $1,000 Interest, totaling $286.50 per $1,000 Interest, as well as certain tax benefits. Future distributions will be made from available Net Cash Proceeds, as to which there can be no assurances. In light of results to date, investors will not recover a substantial portion of their original investment.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to property of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996          December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $17,991,055 $25,183,206   $64,231,391  $51,295,140
Partners' capital
  (deficit) accounts:
    General Partner      (326,247)    (54,002)     (617,172)    (966,767)
    Limited Partners   12,723,428  19,418,332    (8,962,989) (17,708,648)
Net income (loss):
    General Partner       290,925     912,765       (13,572)     (17,469)
    Limited Partners   28,801,549  44,242,112    (1,343,629)  (1,922,539)
Per Limited Part-
  nership Interest         481.70      739.95        (22.47)      (32.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
              -------                            ----------

     Chairman, President and Chief           Thomas E. Meador
          Executive Officer
     Senior Vice President                   Alexander J. Darragh
     Senior Vice President                   James E. Mendelson
     Senior Vice President                   John K. Powell, Jr.
     Managing Director, Chief                Jayne A. Kosik
          Financial Officer, Treasurer
          and Assistant Secretary

Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administrative functions. From 1989 to 1995, Mr. Mendelson was Vice
President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39)  joined Balcor in August  1982 and, as Chief  Financial
Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,119 in 1996 with respect to one of the executive officers and directors of Balcor Partners - XIX, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of these remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity  is the sole Limited  Partner which owns  beneficially
more  than  5%  of  the  outstanding  Limited  Partnership  Interests  of   the
Registrant:

                         Name and            Amount and
                        Address of           Nature of
                        Beneficial          Beneficial            Percent
Title of Class             Owner             Ownership           of Class
--------------       ----------------     ----------------   ----------------
Limited                  WIG 86-I              1,996               3.30%
Partnership              Partners             Limited
Interests                Chicago,           Partnership
                         Illinois            Interests

Limited                Metropolitan            1,526               2.53%
Partnership       Acquisition VII, L.L.C.     Limited
Interests               Greenville,         Partnership
                      South Carolina         Interests

While WIG 86-I Partners and Metropolitan Acquisition VII, L.L.C. individually own less than 5% of the Interests, for purposes of this Item 12, WIG 86-I
Partners is an affiliate of Metropolitan Acquisition VII, L.L.C. and, collectively, they own 5.83% of the Interests.

(b) Balcor Partners-XIX and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           230 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own an additional 5 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

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

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 dated December 16, 1985 (Registration No. 33-361), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

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

(c)(i) The Agreement of Sale and attachment thereto relating to the sale of the Lakeville Resort Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

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

(iv) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (10)(c)(iv) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(v) Letter Agreements dated August 20, 1996, September 19, 1996 and September 30, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (99)(a) to the Registrant's Report on Form 8-K dated August 16, 1996 are incorporated herein by reference.

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes Apartments previously filed as Exhibit (10)(v) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

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

(iv) Reinstatement and Second Amendment to Agreement of Sale and Escrow Agreement June 13, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(iv) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(v) Letter of Extension dated July 8, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(v) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(e) Agreement of Sale and attachment thereto relating to the sale of Cedar Crest Apartments, Overland Park, Kansas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 16, 1996 incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated August 16, 1996 was filed reporting the contract to sell the Cedar Crest Apartments, Overland Park, Kansas and Lake Ridge Apartments, Fresno, California, the closing of the sale of Brighton Townhomes, Washington County, Oregon and the extension of the closing of the sale of Lakeville Resort Apartments, Petaluma, California.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             -------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XIX, the
                             General Partner

Date: March 27, 1997
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
--------------------     ---------------------------------   --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIX,
/s/Thomas E. Meador      the General Partner                 March 27, 1997
--------------------                                         --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XIX,
/s/Jayne A. Kosik        the General Partner                 March 27, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon disposition of all its interests in real estate. In January 1997, the Partnership disposed of its remaining real estate assets. Upon resolution of the litigation described in
Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   /s/Coopers & Lybrand, LLP
                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26,1997

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                            December 31, 1996 and 1995


                                    ASSETS

                                                1996            1995
                                           -------------   -------------
Cash and cash equivalents                  $ 12,857,731    $  1,093,098
Escrow deposits                                 533,283       2,246,696
Accounts and accrued interest receivable        171,078           5,857
Prepaid expenses                                 14,178         229,129
Deferred expenses, net of accumulated
  amortization of $39,380 in 1996 and
  $378,475 in 1995                               35,799         619,028
                                           -------------   -------------
                                             13,612,069       4,193,808
                                           -------------   -------------
Investment in real estate:
  Land                                        1,045,776      11,137,023
  Buildings and improvements                  5,789,366      83,187,367
                                           -------------   -------------
                                              6,835,142      94,324,390
  Less accumulated depreciation               2,456,156      34,286,807
                                           -------------   -------------
Investment in real estate, net of
  accumulated depreciation                    4,378,986      60,037,583
                                           -------------   -------------
                                           $ 17,991,055    $ 64,231,391
                                           =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $    133,372    $    119,006
Due to affiliates                               117,361          28,823
Accrued liabilities, principally
  real estate taxes                              35,921         330,070
Security deposits                                32,222         420,724
Mortgage notes payable                        4,210,138      74,196,579
                                           -------------   -------------
    Total liabilities                         4,529,014      75,095,202
                                           -------------   -------------
Affiliates' participation in
  joint ventures                              1,064,860      (1,283,650)
                                           -------------   -------------

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                            December 31, 1996 and 1995
                                  (Continued)


Commitments and contingencies

Limited Partners' capital (deficit)
  (59,791 Interests issued and outstanding)  12,723,428      (8,962,989)
General Partner's capital                      (326,247)       (617,172)
                                           -------------   -------------
    Total partners' capital (deficit)        12,397,181      (9,580,161)
                                           -------------   -------------
                                           $ 17,991,055    $ 64,231,391
                                           =============   =============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994


                                 Partners' Capital (Deficit)   Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 -------------- ------------- ------------

Balance at December 31, 1993     $ (6,788,878)$    (590,754)$  (6,198,124)

Net loss for the year
  ended December 31, 1994          (1,284,604)      (12,846)   (1,271,758)
                                 -------------- ------------- ------------
Balance at December 31, 1994       (8,073,482)     (603,600)   (7,469,882)

Cash distribution to Limited
  Partners (A)                       (149,478)                   (149,478)

Net loss for the year
  ended December 31, 1995          (1,357,201)      (13,572)   (1,343,629)
                                 -------------- ------------- ------------
Balance at December 31, 1995       (9,580,161)     (617,172)   (8,962,989)

Cash distributions to Limited
  Partners (A)                     (7,115,132)                 (7,115,132)

Net income for the year
  ended December 31, 1996          29,092,474       290,925    28,801,549
                                 -------------- ------------- ------------
Balance at December 31, 1996     $ 12,397,181 $    (326,247)$  12,723,428
                                 ============== ============= ============


(A)  Summary of distributions per Limited Partnership Interest:

                                      1996          1995             1994
                                 -------------- ------------- ------------
First Quarter                    $       2.50         None          None
Second Quarter                          74.00         None          None
Third Quarter                            2.50         None          None
Fourth Quarter                          40.00 $        2.50         None



The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                 -------------- ------------- ------------
Income:
  Rental and service             $  9,578,314 $  16,418,264 $  16,036,758
  Interest on short-term
    investments                       215,071        85,753        67,412
                                 -------------- ------------- ------------
    Total income                    9,793,385    16,504,017    16,104,170
                                 -------------- ------------- ------------

Expenses:
  Interest on mortgage
    notes payable                   3,512,383     6,558,223     6,287,058
  Lender participations             1,844,713
  Depreciation                      1,459,148     2,791,655     2,791,654
  Amortization of deferred
    expenses                           52,094       117,694       150,206
  Property operating                3,698,151     5,350,302     5,698,854
  Real estate taxes                   683,574     1,422,161     1,391,861
  Property management fees            501,502       816,124       800,216
  Administrative                      597,871       718,055       373,708
                                 -------------- ------------- ------------
    Total expenses                 12,349,436    17,774,214    17,493,557
                                 -------------- ------------- ------------
Loss before gain on sales of
  properties, affiliates'
  participation in joint ventures
  and extraordinary item           (2,556,051)   (1,270,197)   (1,389,387)
Gain on sales of properties        37,198,777
Affiliates' participation in
  (income) loss from joint
  ventures                         (5,214,321)         (132)      104,783
                                 -------------- ------------- ------------
Income (loss) before
  extraordinary item               29,428,405    (1,270,329)   (1,284,604)
                                 -------------- ------------- ------------
Extraordinary item:
  Debt extinguishment expense        (531,135)     (145,393)
  Affiliates' participation in
    debt extinguishment expense       195,204        58,521
                                 -------------- ------------
    Total extraordinary item         (335,931)      (86,872)
                                 -------------- ------------- ------------
Net income (loss)                $ 29,092,474 $  (1,357,201)$  (1,284,604)
                                 ============== ============= ============

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                     1996          1995          1994
                                 -------------- ------------- ------------

Income (loss) before
  extraordinary item allocated
  to the General Parnter         $    294,284 $     (12,703)$     (12,846)
                                 ============== ============= ============
Income (loss) before
  extraordinary item allocated
  to the Limited Partners        $ 29,134,121 $  (1,257,626)$  (1,271,758)
                                 ============== ============= ============
Income (loss) before
  extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)        $     487.26 $      (21.03)$      (21.27)
                                 ============== ============= ============

Extraordinary item allocated
  to General Partner             $     (3,359)$        (869)  None
                                 ============== ============= ============
Extraordinary item allocated
  to Limited Partners            $   (332,572)$     (86,003)  None
                                 ============== ============= ============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)        $      (5.56)$       (1.44)  None
                                 ============== ============= ============
Net income (loss) allocated to
  General Partner                $    290,925 $     (13,572)$     (12,846)
                                 ============== ============= ============
Net income (loss) allocated to
  Limited Partners               $ 28,801,549 $  (1,343,629)$  (1,271,758)
                                 ============== ============= ============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding)        $     481.70 $      (22.47)$      (21.27)
                                 ============== ============= ============



The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                 -------------- ------------- ------------
Operating activities:
  Net income (loss)              $ 29,092,474 $  (1,357,201)$  (1,284,604)
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:
      Gain on sales of properties (37,198,777)
      Debt extinguishment expense     531,135       145,393
      Affiliates' participation
        in debt extinguishment
        expense                      (195,204)      (58,521)
      Affiliates' participation
        in income (losses) from
        joint ventures              5,214,321           132      (104,783)
      Depreciation of properties    1,459,148     2,791,655     2,791,654
      Amortization of deferred
        expenses                       52,094       117,694       150,206
      Collection of insurance
        proceeds                                                   94,425
      Net change in:
        Escrow deposits               983,862      (262,415)      127,029
        Accounts and accrued
          interest receivable        (165,221)       61,179         9,312
        Prepaid expenses              214,951      (229,129)
        Accounts payable               14,366       (50,354)      (33,523)
        Due to affiliates              88,538       (45,644)       (5,674)
        Accrued liabilities          (294,149)      160,196        43,222
        Security deposits            (388,502)      (19,490)       20,725
                                 -------------- ------------- ------------
  Net cash (used in) provided by
    operating activities             (590,964)    1,253,495     1,807,989
                                 -------------- ------------- ------------
Investing activities:
  Proceeds from sales of
    properties                     72,178,128
  Payment of selling costs         (1,575,774)
  Funding of escrow in connection
    with sale of property            (335,000)
                                 -------------
  Net cash provided by investing
    activities                     70,267,354
                                 -------------


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                      1996          1995          1994
                                 -------------- ------------- ------------
Financing activities:
  Distributions to Limited
    Partners                     $ (7,115,132)$    (149,478)
  Capital contributions by joint
    venture partner - affiliate                     374,657 $      47,039
  Distributions to joint venture
    partners - affiliates          (2,670,607)     (328,376)     (131,556)
  Issuance of mortgage notes
    payable                                      20,932,600
  Repayment of mortgage notes
    payable                       (48,345,344)  (18,728,280)
  Principal payments on
    mortgage notes payable           (845,225)   (1,216,036)   (1,221,262)
  Payment of deferred expenses                     (499,868)
  Funding of improvement escrows                 (1,604,551)
  Release of improvement escrows    1,064,551
                                 -------------- ------------- ------------
  Net cash used in financing
    activities                    (57,911,757)   (1,219,332)   (1,305,779)
                                 -------------- ------------- ------------
Net change in cash and cash
  equivalents                      11,764,633        34,163       502,210
Cash and cash equivalents at
  beginning of year                 1,093,098     1,058,935       556,725
                                 -------------- ------------- ------------
Cash and cash equivalents at
  end of year                    $ 12,857,731 $   1,093,098 $   1,058,935
                                 ============== ============= ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") was engaged principally in the operation of residential real estate investments located in various markets within the United States. The Partnership sold its remaining property in January 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville Resort and Cedar Crest apartment complexes. During January 1997, the Partnership sold the Lake Ridge Apartments. A majority of the proceeds from the sales were distributed to Limited Partners during 1996 and January 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Depreciation expense was computed using the straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties  are sold,  the related  costs and  accumulated depreciation  are
removed from  the  repective accounts.    Any gain  or  loss on  dispostion  is
recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sale price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective loan agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f)  Cash  and  cash  equivalents  include  all  unrestricted,  highly   liquid
investments with an original maturity of three months or less. Cash is invested or held primarily in one financial institution.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

4. Partnership Agreement:

The Partnership was organized on October 1, 1984. The Partnership Agreement provides for Balcor Partners-XIX to be the General Partner and for the admission of Limited Partners through the sale of up to 250,000 Limited Partnership Interests at $1,000 per Interest, 59,791 of which were sold on or prior to July 31, 1986, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of all profits and losses. One hundred percent of Net Cash Receipts available for distribution will be distributed to the holders of Interests in proportion to their Participating Percentages as of the record date for such distributions. There will, however, be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed. The accrued amount will be paid as a part of the General Partner's share of distributed Net Cash Proceeds. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of remaining Net Cash Proceeds after the return of Original Capital plus any deficiency in the Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. Based on the amount of Net Cash Proceeds received by the Partnership from the sales of its properties and the amount of Net Cash Receipts received by the Partnership, the General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                  Carrying    Carrying   Current  Final
Property         Amount of   Amount of     In-    Matur-  Current    Estimated
Pledged as        Notes at    Notes at    terest   ity    Monthly     Balloon
Collateral        12/31/96    12/31/95   Rate %    Date    Payment    Payment
--------------   ----------  ----------  -------- ------  -------    ----------
Apartment Complexes:

Brighton
 Townhomes(A)         None $ 7,069,078
Cedar Crest(A)        None  15,294,576
Lakeside (A)          None  12,445,156
Lakeville
 Resort(A)(B)         None  20,879,579
Lake Ridge(C)  $ 4,210,138   4,241,100   10.05%    2000   $37,983 $3,999,000
Pines of
  Cloverlane (A)      None  14,267,090
               ----------- -----------

     Total     $ 4,210,138 $74,196,579
               =========== ===========

(A) This  property was  sold  in 1996.    See Note  10  of Notes  to  Financial
Statements for additional information.

(B) In June 1995, the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%. The maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment (of approximately $209,000) to a fixed payment of $151,727. A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280 as well as to pay deferred loan fees of $499,868 and fund an improvement escrow of $1,604,551.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with this refinancing, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the write off of the remaining unamortized deferred loan fees on the former mortgage note, of which $58,521 represents the affiliate's share.

(C) In January 1997, this property was sold. See Note 14 of Notes to Financial Statements for additional information.

The Lake Ridge Apartments first and second mortgage loans described above required current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $4,378,986 at December 31, 1996 was pledged as collateral for repayment of the remaining mortgage loan.

During 1996, 1995 and 1994, the Partnership incurred and paid interest  expense
on  mortgage   notes  payable   of  $3,726,596,   $6,558,223  and   $6,287,058,
respectively.

6. Management Agreements:

As of December 31, 1996, the Partnership's remaining property was under a management agreement with a third-party management company. The management agreement provides for annual fees of 5% of gross operating receipts.

7. Affiliates' Participations in Joint Ventures:

The Cedar Crest and Lakeville Resort apartment complexes were each owned by the Partnership and an affiliate. Both properties were sold in 1996. Profits and losses were allocated 96.36% to the Partnership and 3.64% to the affiliate for Cedar Crest Apartments, and 59.75% to the Partnership and 40.25% to the affiliate for Lakeville Resort Apartments. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Net contributions (distributions) of $(2,670,607), $46,281 and $(84,517) were made to joint venture partners during 1996, 1995 and 1994, respectively. In addition, joint venture partners were allocated their pro rata share of the gain on the sales of the Lakeville and Cedar Crest apartment complexes of $4,877,854 and $334,258, respectively, in 1996.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $16,062,403 less than the tax income of the Partnership for the same period.

9.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None None None $734,296 None Reimbursement of expenses to General Partner,
  at cost:
    Accounting            $13,192 $18,021  $42,252  $2,280   60,490 $29,580
    Data processing         5,403   3,195   28,190   2,113   44,397  10,161
    Investor communica-
      tions                  None    None    5,112    None   12,506   6,116
    Legal                  12,364  16,499   27,962   2,944   12,847   6,283
    Portfolio management   52,663  71,103  105,436  12,199   28,114  13,749
    Property sales admin-
      istration            28,393   8,543   11,838   9,169     None    None
    Other                     118    None   10,960     118   17,542   8,578


Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $12,750, $97,161 and $149,324 for 1996, 1995 and 1994, respectively.

10. Property Sales:

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

(b) In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,426,799 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $299,150 in selling costs and $467,557 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The basis of the property was $9,316,152, which is net of accumulated depreciation of $4,876,088. For financial statement purposes, the Partnership recognized a gain of $4,484,698 from the sale of this property.

(c) In August 1996, the Partnership sold the Brighton Townhomes Apartments in an all cash sale for $11,150,000. From the proceeds of the sale, the Partnership paid $6,858,644 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $221,925 in selling costs and $1,377,156 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The basis of the property was $5,575,515, which is net of accumulated depreciation of $3,326,131. For financial statement purposes, the Partnership recognized a gain of $5,352,560 from the sale of this property.

(d) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 59.75% and 40.25%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The basis of the property was $15,083,209, which is net of accumulated depreciation of $8,320,036. For financial statement purposes, the Partnership recognized a gain of $11,761,791 from the sale of this property, of which $4,877,854 is the minority joint venture partner's share.

(e) The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 96.36% and 3.64%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $21,550,000. From the proceeds of the sale, the joint venture paid $14,851,661 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $411,239 in selling costs. The basis of the property was $11,854,621 which is net of accumulated depreciation of $6,326,179. For financial statement purposes, the Partnership recognized a gain of $9,284,140 from the sale of this property, of which $334,258 is the minority joint venture partner's share.

11. Extraordinary Item:

The Partnership wrote off the remaining unamortized deferred financing fees in the amount of $531,135 as a result of the sales of the Pines of Cloverlane, Cedar Crest and Lakeville Resort apartment complexes during 1996. This amount was recognized as an extraordinary item and classified as debt extinguishment expense, of which $195,204 represents the affiliates' share.

12. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

14. Subsequent Events:

(a) In January 1997, the Partnership paid a distribution of $9,865,515 ($165.00 per Interest) to the holders of Limited Partnership Interests. This distribution represents a distribution of Net Cash Receipts for the fourth quarter of 1996 of $5.00 per Interest and a special distribution of $160.00 per Interest of Net Cash Proceeds received in connection with the sales of the Cedar Crest and Lakeville Resort apartment complexes.

(b) In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, respectively, and paid $196,656 in selling costs and $126,222 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain during the first quarter of 1997 of approximately $829,000 from the sale of this property.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1996
        Col. A                 Col. B          Col. C                     Col. D
---------------------         --------  --------------------      ----------------------------
                                                                      Cost Adjustments
                                           Initial Cost                   Subsequent
                                           to Partnership                to Acquisition
                                         -------------------      -----------------------------
                                                 Buildings           Carrying
                               Encum-              and Im-            Costs         Reduction
     Description              brances     Land    provements           (a)          of Basis
---------------------         -------   -------- ------------       ----------     ----------
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA                    (d)   $1,177,569   $6,518,958        $17,995     $(879,380)(e)
                                     -----------  -----------        ---------   ------------

   Total                              $1,177,569   $6,518,958        $17,995     $(879,380)
                                     ===========  ===========        =========   ============

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               as of December 31, 1996
                                     (Continued)
       Col. A                          Col. E                 Col. F    Col. G    Col. H      Col. I
-------------------      ---------------------------------   --------  --------- --------  --------------
                              Gross Amounts at Which                                         Life Upon
                             Carried at Close of Period                                     Which Depre-
                          ---------------------------------                                  ciation in
                                    Buildings               Accumulated    Date    Date     Latest Income
                                     and Im-       Total     Deprecia-    of Con-  Acq-       Statement
    Description             Land    provements      (b)       tion(c)    struction uired    is Computed
 -------------------     --------   ----------  ---------- ---------    ---------  ------   -------------
Lake Ridge Apts.,
  200-unit complex in
  Fresno, CA (f)       $ 1,045,776 $ 5,789,366  $ 6,835,142 $ 2,456,156    1986     2/86        (g)
                       ----------- -----------  ----------- -----------
   Total               $ 1,045,776 $ 5,789,366  $ 6,835,142 $ 2,456,156
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

(b) The aggregate cost of land for Federal income tax purposes is $1,180,321 and the aggregate cost of buildings and improvements for Federal income tax purposes is $6,534,201. The total of these is $7,714,522.

(c)              Reconciliation of Accumulated Depreciation
                -------------------------------------------

                                       1996         1995         1994
                                   -----------  -----------  -----------

    Balance at beginning of year  $ 34,286,807  $31,495,152  $28,703,498

    Accumulated depreciation of
      properties sold              (33,289,799)
    Depreciation expense for
      the year                       1,459,148    2,791,655    2,791,654
                                   -----------  -----------  -----------

    Balance at end of year          $2,456,156  $34,286,807  $31,495,152
                                    ===========  ===========  ===========


(d) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

(e) Lake Ridge Apartments had a reduction of basis due to an impairment of the asset value in 1988.

(f) In January 1997, this property was sold. See Note 14 of Notes to the Financial Statements for additional information.

(g) Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5