Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1997-05-15
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                           --------------  ---------------
Cash and cash equivalents                  $   2,913,860   $   12,857,731
Escrow deposits                                  335,000          533,283
Accounts and accrued interest receivable         150,278          171,078
Prepaid expenses                                                   14,178
Deferred expenses, net of accumulated
  amortization of $39,380 in 1996                                  35,799
                                           --------------  ---------------
                                               3,399,138       13,612,069
                                           --------------  ---------------
Investment in real estate:
  Land                                                          1,045,776
  Buildings and improvements                                    5,789,366
                                                           ---------------
                                                                6,835,142
  Less accumulated depreciation                                 2,456,156
                                                           ---------------
Investment in real estate, net of
  accumulated depreciation                                      4,378,986
                                           --------------  ---------------
                                           $   3,399,138   $   17,991,055
                                           ==============  ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $     140,330   $      133,372
Due to affiliates                                111,905          117,361
Accrued liabilities, principally
  real estate taxes                                                35,921
Security deposits                                                  32,222
Mortgage note payable                                           4,210,138
                                           --------------  ---------------
     Total liabilities                           252,235        4,529,014
                                           --------------  ---------------
Affiliates' participation in
  joint ventures                                                1,064,860
                                                           ---------------

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

Commitments and contingencies

Limited Partners' capital
  (59,791 Interests issued and
  outstanding)                                 3,463,864       12,723,428
General Partner's deficit                       (316,961)        (326,247)
                                           --------------  ---------------
    Total partners' capital                    3,146,903       12,397,181
                                           --------------  ---------------
                                           $   3,399,138   $   17,991,055
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                           --------------  ---------------
Income:
  Rental and service                       $      30,002   $    3,850,096
  Interest on short-term
    investments                                   87,525           27,882
                                           --------------  ---------------
    Total income                                 117,527        3,877,978
                                           --------------  ---------------

Expenses:
  Interest on mortgage
    notes payable                                 37,810        1,476,340
  Lender participation                                            467,557
  Depreciation                                     4,393          591,285
  Amortization of deferred
    expenses                                         260           24,013
  Property operating                              29,214        1,409,358
  Real estate taxes                                1,870          293,563
  Property management fees                         1,113          196,780
  Administrative                                  94,620          136,848
                                           --------------  ---------------
    Total expenses                               169,280        4,595,744
                                           --------------  ---------------
Loss before gain on sales of
  properties, participation in joint
  ventures and extraordinary item                (51,753)        (717,766)

Gain on sales of properties                      828,751       10,800,286

Affiliates' participation in
  income from joint ventures                                       (7,195)
                                           --------------  ---------------
Income before extraordinary item                 776,998       10,075,325
                                           --------------  ---------------
Extraordinary item:
  Debt extinguishment expense                   (161,761)
                                           --------------
Net income                                 $     615,237   $   10,075,325
                                           ==============  ===============

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                           --------------  ---------------
Income before extraordinary item
  allocated to General Partner             $      10,904   $      100,753
                                           ==============  ===============
Income before extraordinary item
  allocated to Limited Partners            $     766,094   $    9,974,572
                                           ==============  ===============
Income before extraordinary item
  Per Limited Partnership
  Interest (59,791 issued
  and outstanding)                         $       12.81   $       166.82
                                           ==============  ===============
Extraordinary item allocated
  to General Partner                       $      (1,618)            None
                                           ==============  ===============
Extraordinary item allocated
  to Limited Partners                      $    (160,143)            None
                                           ==============  ===============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                  $       (2.68)            None
                                           ==============  ===============

Net income allocated to
  General Partner                          $       9,286   $      100,753
                                           ==============  ===============
Net income allocated to
  Limited Partners                         $     605,951   $    9,974,572
                                           ==============  ===============
Net income  per Limited
  Partnership Interest (59,791
  issued and outstanding)                  $       10.13   $       166.82
                                           ==============  ===============

Distribution to Limited Partners           $   9,865,515   $      149,478
                                           ==============  ===============

Distribution per Limited Partnership
  Interest (59,791 issued and
  outstanding)                             $      165.00   $         2.50
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                           --------------  ---------------
Operating activities:
  Net income                               $     615,237   $   10,075,325
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
        Gain on sales of property               (828,751)     (10,800,286)
        Debt extinguishment expense               35,539
        Affiliates' participation
          in income from joint ventures                             7,195
        Depreciation of properties                 4,393          591,285
        Amortization of deferred expenses            260           24,013
        Net change in:
          Escrow deposits                        198,283         (138,028)
          Accounts and accrued interest
            receivable                            20,800          (11,175)
          Prepaid expenses                        14,178          174,617
          Accounts payable                         6,958          (42,491)
          Due to affiliates                       (5,456)          12,019
          Accrued liabilities                    (35,921)         (36,904)
          Security deposits                      (32,222)         (70,067)
                                           --------------  ---------------
  Net cash used in  operating
    activities                                    (6,702)        (214,497)
                                           --------------  ---------------
Investing activities:
  Proceeds from sales of property              5,400,000       33,074,000
  Payment of selling costs                      (196,656)        (587,610)
  Funding of escrow required in
    connection with the sale of property                         (335,000)
                                             ------------    -------------
  Net cash provided by investing
    activities                                 5,203,344       32,151,390
                                             ------------    -------------
Financing activities:
  Distribution to joint venture
    partner - affiliate                       (1,064,860)        (105,679)
  Distribution to Limited
    Partners                                  (9,865,515)        (149,478)
  Principal payments on mortgage notes
    payable                                                      (394,666)
  Repayment of mortgage notes payable         (4,210,138)     (26,635,039)
                                           --------------  ---------------

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

  Net cash used in financing
    activities                               (15,140,513)     (27,284,862)
                                           --------------  ---------------

Net change in cash and cash equivalents       (9,943,871)       4,652,031
Cash and cash equivalents at beginning
  of period                                   12,857,731        1,093,098
                                           --------------  ---------------
Cash and cash equivalents at end of
  period                                   $   2,913,860   $    5,745,129
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties and during 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $37,810 and $1,476,340, and paid interest expense of $37,810 and $1,440,862, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid        Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost       $11,287    $111,905

5. Property Sale:

In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $196,656 in selling costs and $126,222 in prepayment penalties. The basis of the property was $4,374,593, which is net of accumulated depreciation of $2,460,549. For financial statement purposes, the Partnership recognized a gain of $828,751 from the sale of this property.

6.  Extraordinary Item:

In connection with the sale of Lake Ridge Apartments in January 1997, the Partnership wrote-off the remaining unamortized deferred financing fees related to the property of $35,539 and paid $126,222 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as a debt extinguishment expense.

7.  Contingencies:

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

8. Subsequent Event:

In April 1997, the Partnership paid a distribution of $747,388 ($12.50 per Interest) to the holders of Limited Partnership Interests representing a special distribution of remaining available Net Cash Proceeds received in connection with the 1996 sales of the Cedar Crest and Lakeville Resort apartment complexes.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. Prior to 1997, seven of the real property investments and the minority joint venture interest in a property were sold. During 1997, the Partnership sold its remaining property, the Lake Ridge Apartments.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized significant gains on the sales of two properties during March 1996. The gains were the primary reasons the Partnership recognized lower net income during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The sales of the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville and Cedar Crest apartment complexes during 1996 and the sale of the Lake Ridge Apartments during January 1997, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996. During 1997, the Partnership recognized a gain of $828,751 in connection with the sale of Lake Ridge Apartments. During 1996, the Partnership recognized gains totaling $10,800,286 in connection with the sales of the Pines of Cloverlane and Lakeside apartment complexes.

Interest income on short-term investments increased in 1997 as compared to 1996 due to higher average cash balances resulting from the investment of property sales proceeds prior to making distributions to Limited Partners in January 1997.

The Partnership paid to the lender a participation of $467,557 in connection with the sale of the Lakeside Apartments during 1996. The lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement.

The Partnership incurred higher portfolio management and professional fees during 1996. As a result, administrative expenses decreased in 1997 as compared to 1996.

The Lakeville and Cedar Crest apartment complexes, which generated income before their sale in 1996, were owned through joint ventures with affiliates. As a result of the sales, affiliates' participation in income from joint venture ceased in 1996.

In connection with the sale of Lake Ridge Apartments in January 1997, the Partnership wrote-off the remaining unamortized deferred financing fees related to the property of $35,539 and paid $126,222 in prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $9,944,000 as compared to December 31, 1996 primarily due to the January 1997 distribution of sale proceeds to Limited Partners which was partially offset by the net proceeds received from the sale of the Lake Ridge Apartments in January 1997. Net cash used in operating activities of approximately $7,000 during 1997 consisted primarily of the loss generated from operations of the Lake Ridge Apartments prior to its sale and the payment of administrative expenses which were partially offset by interest income received on short-term investments. Cash provided by investing activities of approximately $5,203,000 consisted of the net proceeds received from the sale of the Lake Ridge Apartments. Cash used in financing activities consisted of a special distribution of approximately $9,865,000 to Limited Partners, the repayment of the Lake Ridge Apartments' mortgage note payable of approximately $4,210,000 and a distribution to joint venture partner - affiliate of approximately $1,065,000. A special distribution of $747,388 from the remaining available proceeds from the 1996 sales of the Lakeville Resort and Cedar Crest apartment complexes was paid to the Limited Partners during April 1997.

In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, paid $196,656 in selling costs and also paid $126,222 in prepayment penalties. See Note 5 of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the property, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until February 1997, at which time the funds were released in full. The Partnership's share of the funds was $298,750.

The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the property, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until March 1997, at which time the funds were released in full. The Partnership's share of the funds was $481,800.

In April 1997, the Partnership made a distribution of $747,388 ($12.50 per $1,000 Interest) to the holders of Limited Partnership Interests representing a special distribution of remaining available Net Cash Proceeds received in connection with the sales of the Cedar Crest and Lakeville Resort apartment complexes. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Including the April 1997 distribution, investors have received distributions of Net Cash Receipts of $12.50 and Net Cash Proceeds of $286.50, totaling $299.00 per $1,000 Interest, as well as certain tax benefits. Investors will not recover a substantial portion of their original investment.

During 1996, the Partnership sold five properties and during 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The majority of the proceeds from the sales has been distributed to Limited Partners. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) The Agreement of Sale and attachment thereto relating to the sale of the Lakeside Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 21, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:   /s/ Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer
                              (Principal Executive Officer) of Balcor
                              Partners - XIX, the General Partner



                         By:   /s/ Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners XIX, the General Partner



Date:  May 15, 1996
      ---------------