Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1997-08-13
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   2,026,062  $  12,857,731
Escrow deposits                                    335,000        533,283
Accounts and accrued interest receivable            20,250        171,078
Prepaid expenses                                                   14,178
Deferred expenses, net of accumulated
  amortization of $39,380 in 1996                                  35,799
                                             -------------- --------------
                                                 2,381,312     13,612,069
                                             -------------- --------------
Investment in real estate:
  Land                                                          1,045,776
  Buildings and improvements                                    5,789,366
                                                            --------------
                                                                6,835,142
  Less accumulated depreciation                                 2,456,156
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      4,378,986
                                             -------------- --------------
                                             $   2,381,312  $  17,991,055
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $      53,379  $     133,372
Due to affiliates                                   56,544        117,361
Accrued liabilities, principally
  real estate taxes                                                35,921
Security deposits                                                  32,222
Mortgage note payable                                           4,210,138
                                             -------------- --------------
     Total liabilities                             109,923      4,529,014

Affiliates' participation in
  joint ventures                                                1,064,860
                                                            --------------

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Commitments and contingencies

Limited Partners' capital
  (59,791 Interests issued and outstanding)      2,588,350     12,723,428
General Partner's deficit                         (316,961)      (326,247)
                                             -------------- --------------
    Total partners' capital                      2,271,389     12,397,181
                                             -------------- --------------
                                             $   2,381,312  $  17,991,055
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $      30,002  $   6,419,565
  Interest on short-term investments               111,515         49,286
                                             -------------- --------------
    Total income                                   141,517      6,468,851
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                37,810      2,459,618
  Lender participation                                            467,557
  Depreciation                                       4,393        969,307
  Amortization of deferred expenses                    260         37,159
  Property operating                               141,409      2,239,337
  Real estate taxes                                  1,870        465,298
  Property management fees                           1,113        339,005
  Administrative                                   134,541        313,744
                                             -------------- --------------
    Total expenses                                 321,396      7,291,025
                                             -------------- --------------
Loss before gain on sales of properties,
  affiliates' participation in joint
  ventures and extraordinary item                 (179,879)      (822,174)

Gain on sales of properties                        828,751     10,800,286

Affiliates' participation in
  income from joint ventures                                      (29,416)
                                             -------------- --------------
Income before extraordinary item                   648,872      9,948,696

Extraordinary item:
  Debt extinguishment expense                     (161,761)
                                             -------------- --------------
Net income                                   $     487,111  $   9,948,696
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $      10,904  $      99,487
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $     637,968  $   9,849,209
                                             ============== ==============

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Income  before extraordinary item
  per Limited Partnership Interest
  (59,791 issued and outstanding)            $       10.67  $      164.73
                                             ============== ==============

Extraordinary item allocated
  to General Partner                         $      (1,618)          None
                                             ============== ==============
Extraordinary item allocated
  to Limited Partners                        $    (160,143)          None
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                    $       (2.68)          None
                                             ============== ==============
Net income  allocated to General Partner     $       9,286  $      99,487
                                             ============== ==============
Net income allocated to Limited Partners     $     477,825  $   9,849,209
                                             ============== ==============
Net income per Limited Partnership
  Interest (59,791 issued and outstanding)   $        7.99  $      164.73
                                             ============== ==============
Distributions to Limited Partners            $  10,612,903  $   4,574,012
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                   $      177.50  $       76.50
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Income:
  Rental and service                                        $   2,569,469
  Interest on short-term investments         $      23,990         21,404
                                             -------------- --------------
    Total income                                    23,990      2,590,873
                                             -------------- --------------

Expenses:
  Interest on mortgage
    notes payable                                                 983,278
  Depreciation                                                    378,022
  Amortization of deferred expenses                                13,146
  Property operating                               112,195        829,979
  Real estate taxes                                               171,735
  Property management fees                                        142,225
  Administrative                                    39,921        176,896
                                             -------------- --------------
    Total expenses                                 152,116      2,695,281
                                             -------------- --------------
Loss before affiliates' participation
  in joint ventures                               (128,126)      (104,408)

Affiliates' participation in
  income from joint ventures                                      (22,221)
                                             -------------- --------------
Net loss                                     $    (128,126) $    (126,629)
                                             ============== ==============
Net loss allocated to General Partner                 None  $      (1,266)
                                             ============== ==============
Net loss allocated to Limited Partners       $    (128,126) $    (125,363)
                                             ============== ==============
Net loss per Limited Partnership
  Interest (59,791 issued and outstanding)   $       (2.14) $       (2.09)
                                             ============== ==============
Distribution to Limited Partners             $     747,388  $   4,424,534
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                   $       12.50  $       74.00
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $     487,111  $   9,948,696
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Gain on sales of properties                 (828,751)   (10,800,286)
      Debt extinguishment expense                   35,539
      Affiliates' participation in
        income from joint ventures                                 29,416
      Depreciation of properties                     4,393        969,307
      Amortization of deferred expenses                260         37,159
      Net change in:
        Escrow deposits                            198,283         39,342
        Accounts and accrued interest
          receivable                               150,828         (5,791)
        Prepaid expenses                            14,178        (35,525)
        Accounts payable                           (79,993)       (51,497)
        Due to affiliates                          (60,817)        20,981
        Accrued liabilities                        (35,921)      (186,570)
        Security deposits                          (32,222)       (72,293)
                                             -------------- --------------
  Net cash used in operating activities           (147,112)      (107,061)
                                             -------------- --------------

Investing activities:
  Proceeds from sales of properties              5,400,000     33,074,000
  Payment of selling costs                        (196,656)      (587,610)
  Funding of escrow in connection
    with sale of property                                        (335,000)
                                               ------------   ------------
  Net cash provided by investing  activities     5,203,344     32,151,390
                                               ------------   ------------

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Financing activities:
  Distributions to joint venture
    partner - affiliate                         (1,064,860)      (151,981)
  Distributions to Limited Partners            (10,612,903)    (4,574,012)
  Principal payments on mortgage notes
    payable                                                      (508,935)
  Repayment of mortgage notes payable           (4,210,138)   (26,635,039)
                                             -------------- --------------
  Net cash used in financing activities        (15,887,901)   (31,869,967)
                                             -------------- --------------

Net change in cash and cash equivalents        (10,831,669)       174,362

Cash and cash equivalents at beginning
  of period                                     12,857,731      1,093,098
                                             -------------- --------------
Cash and cash equivalents at end of
  period                                     $   2,026,062  $   1,267,460
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $37,810 and $2,459,618, and paid interest expense of $37,810 and $2,424,204, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $82,534        $71,247    $56,544

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized significant gains on the sales of two properties during March 1996. These gains were the primary reasons the Partnership recognized lower net income during the six months ended June 30, 1997 as compared to the same period in 1996. The sales in 1996 and 1997 of properties that were generating income resulted in an increase in net loss which was partially offset by lower administrative expenses for the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

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

Interest income on short-term investments increased in 1997 as compared to 1996 due to higher average cash balances resulting from the investment of property sales proceeds prior to making distributions to Limited Partners in January and April 1997.

The Partnership paid a participation of $467,557 to the lender in connection with the sale of the Lakeside Apartments during 1996. The lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement.

The decrease in property operating expense during the six months ended June 30, 1997 as compared to the same period in 1996 of approximately $2,212,000 due to the above mentioned property sales was partially offset by the payment of expenses of approximately $114,000 in 1997 related to certain of the properties sold during 1996.

The Partnership incurred higher printing and postage costs of approximately $17,000 in response to a tender offer during 1996. In addition, the Partnership incurred lower legal, portfolio management and professional fees of approximately $96,000 during 1997. As a result, administrative expenses decreased in 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $10,832,000 as compared to December 31, 1996 primarily due to the January and April 1997 distributions of sale proceeds to Limited Partners which was partially offset by the net proceeds received from the sale of the Lake Ridge Apartments in January 1997. Net cash used in operating activities of approximately $147,000 during 1997 consisted primarily of the loss generated from operations of the Lake Ridge Apartments prior to its sale and the payment of administrative expenses which were partially offset by interest income received on short-term investments. Cash provided by investing activities of approximately $5,203,000 consisted of the net proceeds received from the sale of the Lake Ridge Apartments. Cash used in financing activities consisted of special distributions of approximately $10,613,000 to Limited Partners, the repayment of the Lake Ridge Apartments' mortgage note payable of approximately $4,210,000 and a distribution to joint venture partner - affiliate of approximately $1,065,000.

In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, paid $196,656 in selling costs and also paid $126,222 in prepayment penalties. See Note 5 of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the property, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until February 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $298,750.

The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the property, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until March 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $481,800.

Since all of the Partnership's properties have been sold, no additional regular quarterly distributions are expected. To date, Limited Partners have received distributions of Net Cash Receipts of $12.50 and Net Cash Proceeds of $286.50, totaling $299.00 per $1,000 Interest, as well as certain tax benefits. Limited Partners will not recover a substantial portion of their original investment.

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

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes Apartments previously filed as Exhibit (10)(v) to the Registrant's Report on Form 10-Q for the quarter ending June 30, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 12, 1997
      --------------------