Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1997-11-13
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   2,004,672   $  12,857,731
Escrow deposits                                   335,000         533,283
Accounts and accrued interest receivable            7,043         171,078
Prepaid expenses                                                   14,178
Deferred expenses, net of accumulated
  amortization of $39,380 in 1996                                  35,799
                                            --------------  --------------
                                                2,346,715      13,612,069
                                            --------------  --------------
Investment in real estate:
  Land                                                          1,045,776
  Buildings and improvements                                    5,789,366
                                                            --------------
                                                                6,835,142
  Less accumulated depreciation                                 2,456,156
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      4,378,986
                                            --------------  --------------
                                            $   2,346,715   $  17,991,055
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      17,459   $     133,372
Due to affiliates                                  56,260         117,361
Accrued liabilities, principally
  real estate taxes                                                35,921
Security deposits                                                  32,222
Mortgage notes payable                                          4,210,138
                                            --------------  --------------
    Total liabilities                              73,719       4,529,014

Affiliates' participation in
  joint ventures                                                1,064,860
                                                            --------------
Commitments and contingincies

Limited Partners' capital
  (59,791 Interests issued
  and outstanding)                              2,589,957      12,723,428

                          BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)
                                  (Continued)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
General Partner's deficit                        (316,961)       (326,247)
                                            --------------  --------------
    Total partners' capital                     2,272,996      12,397,181
                                            --------------  --------------
                                            $   2,346,715   $  17,991,055
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $      30,002   $   8,782,979
  Interest on short-term investments              132,354          79,005
  Other income                                     11,697
                                            --------------  --------------
    Total income                                  174,053       8,861,984
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable               37,810       3,376,621
  Lender participations                                         1,844,713
  Depreciation                                      4,393       1,319,448
  Amortization of deferred expenses                   260          45,922
  Property operating                              141,409       3,121,336
  Real estate taxes                                 1,870         625,757
  Property management fees                          1,113         457,112
  Administrative                                  165,470         450,051
                                            --------------  --------------
    Total expenses                                352,325      11,240,960
                                            --------------  --------------
Loss before gain on sales of properties,
  affiliates' participation in joint
  ventures and extraordinary item                (178,272)     (2,378,976)
Gain on sales of properties                       828,751      16,152,846
Affiliates' participation in (income)
  from joint ventures                                             (30,708)
                                            --------------  --------------
Income before extraordinary item                  650,479      13,743,162

Extraordinary item:
  Debt extinguishment expense                    (161,761)         (4,382)
                                            --------------  --------------
Net income                                  $     488,718   $  13,738,780
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      10,904   $     137,432
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $     639,575   $  13,605,730
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (59,791 issued and outstanding)           $       10.70   $      227.55
                                            ==============  ==============

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------
Extraordinary item allocated
  to General Partner                        $      (1,618)  $         (44)
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                       $    (160,143)  $      (4,338)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                           (2.68)  $       (0.07)
                                            ==============  ==============
Net income allocated to
  General Partner                           $       9,286   $     137,388
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $     479,432   $  13,601,392
                                            ==============  ==============
Net income per Limited
  Partnership Interest (59,791
  issued and outstanding)                   $        8.02   $      227.48
                                            ==============  ==============
Distributions to Limited Partners           $  10,612,903   $   4,723,490

                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $      177.50   $       79.00
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   2,363,414
  Interest on short-term investments        $      20,839          29,719
  Other income                                     11,697
                                            --------------  --------------
    Total income                                   32,536       2,393,133
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              917,003
  Lender participation                                          1,377,156
  Depreciation                                                    350,141
  Amortization of deferred expenses                                13,145
  Property operating                                              881,999
  Real estate taxes                                               160,459
  Property management fees                                        118,107
  Administrative                                   30,929         136,307
                                            --------------  --------------
    Total expenses                                 30,929       3,954,317
                                            --------------  --------------
Income (loss) before gain on sale of
  property, and affiliates' participation
  in joint ventures                                 1,607      (1,561,184)
Gain on sale of property                                        5,352,560
Affiliates' participation in (income)
  from joint ventures                                              (1,292)
                                            --------------  --------------

Net income                                  $       1,607   $   3,790,084
                                            ==============  ==============
Net income allocated to
  General Partner                                    None   $      37,901
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $       1,607   $   3,752,183
                                            ==============  ==============
Net income per Limited
  Partnership Interest (59,791
  issued and outstanding)                   $        0.03   $       62.75
                                            ==============  ==============
Distribution to Limited Partners                     None         149,478
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                           None            2.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)


                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $     488,718   $  13,738,780
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Gain on sales of properties                (828,751)    (16,152,846)
      Debt extinguishment expense                  35,539           4,382
      Affiliates' participation in income
        from joint ventures                                        30,708
      Depreciation of properties                    4,393       1,319,448
      Amortization of deferred expenses               260          45,922
      Net change in:
        Escrow deposits                           198,283         (39,265)
        Accounts and accrued interest
          receivable                              164,035         (37,246)
        Prepaid expenses                           14,178          56,477
        Accounts payable                         (115,913)        (66,662)
        Due to affiliates                         (61,101)         44,207
        Accrued liabilities                       (35,921)        (75,291)
        Security deposits                         (32,222)        (96,933)
                                            --------------  --------------
  Net cash used in operating activities          (168,502)     (1,228,319)
                                            --------------  --------------

Investing activities:
  Proceeds from sales of properties             5,400,000      44,224,000
  Payment of selling costs                       (196,656)       (809,535)
  Funding of escrow in connection
    with sale of property                                        (335,000)
                                            --------------  --------------
  Net cash provided by investing
    activities                                  5,203,344      43,079,465
                                            --------------  --------------

Financing activities:
  Distributions to joint venture
    partner - affiliate                        (1,064,860)       (216,382)
  Distributions to Limited Partners           (10,612,903)     (4,723,490)
  Principal payments on mortgage notes
    payable                                                      (622,979)
  Repayment of mortgage notes payable          (4,210,138)    (33,493,683)
                                            --------------  --------------

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------
  Cash used in financing activities           (15,887,901)    (39,056,534)
                                            --------------  --------------

Net change in cash and cash equivalents       (10,853,059)      2,794,612
Cash and cash equivalents at beginning
  of period                                    12,857,731       1,093,098
                                            --------------  --------------

Cash and cash equivalents at end of
  period                                    $   2,004,672   $   3,887,710
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) Several reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 results.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes during 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties and during 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810 and $3,376,621, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 92,028       $ 9,494    $ 56,260

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

7. Affiliates' Participation in Joint Ventures:

(a) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During October 1996, the joint venture sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $500,000 of the sale proceeds until February 1997, at which time the funds were released in full. The affiliate's share of the proceeds was $201,250. The affiliate also received a distribution of $845,410, principally consisting of its share of repair escrows released during 1997.

(b) The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During November 1996, the joint venture sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $500,000 of the sale proceeds until March 1997, at which time the funds were released in full. The affiliate's share of the proceeds was $18,200.

8. Contingencies:

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized significant gains on the sales of two properties during March 1996 and one property in August 1996. These gains were higher than the gain recognized on the sale of the Partnership's remaining property during January 1997. As a result, the Partnership recognized lower net income during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

The sales of the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville and Cedar Crest apartment complexes during 1996 and the sale of the Lake Ridge Apartments during January 1997, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996. During 1997, the Partnership recognized a gain of $828,751 in connection with the sale of Lake Ridge Apartments. During 1996, the Partnership recognized gains totaling $16,152,846 in connection with the sales of the Pines of Cloverlane, Lakeside and Brighton Townhomes apartment complexes.

Interest income on short-term investments increased during the nine months ended September 30, 1997 as compared to the same period in 1996 due to higher average cash balances resulting from the investment of property sales proceeds prior to making distributions to Limited Partners in January and April 1997. The timing of certain 1996 sales and subsequent distribution of proceeds to Limited Partners resulted in a decrease in interest income on short-term investments during the quarter ended September 30, 1997 as compared to the same period in 1996.

The Partnership recognized other income during 1997 in connection with a refund of a prior year's insurance premium for $11,697 relating to the Partnership's properties.

The Partnership paid to the lenders participation fees of $467,557 and $1,377,156 in connection with the 1996 sales of the Lakeside and Brighton Townhomes apartment complexes, respectively. The lender participations represent additional interest paid to the lenders calculated as a percentage of the sales price in excess of amounts specified in the loan agreement.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower portfolio management and legal fees. Lower consulting, printing and postage costs incurred in connection with a response to a tender offer during 1996 also contributed to the decrease.

The Lakeville and Cedar Crest apartment complexes, which generated income before their sales in 1996, were owned through joint ventures with affiliates. As a result of the sales, affiliates' participation in income from joint venture ceased.

In connection with the January 1997 sale of Lake Ridge Apartments and the March 1996 sale of the Pines of Cloverlane Apartments, the Partnership wrote-off the remaining unamortized deferred financing fees of $35,539 and $4,382, respectively. The Partnership also paid $126,222 in prepayment penalties to the lender in connection with the sale of Lake Ridge Apartments in 1997. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense in 1997 and 1996, respectively.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1997 decreased by approximately $10,853,000 as compared to December 31, 1996 primarily due to the January and April 1997 distributions of sale proceeds to Limited Partners which was partially offset by the net proceeds received from the sale of the Lake Ridge Apartments in January 1997. Net cash used in operating activities of approximately $168,000 during 1997 consisted primarily of the loss generated from operations of the Lake Ridge Apartments prior to its sale, the payment of expenses related to properties sold in 1996 and the payment of administrative expenses which were partially offset by interest income received on short-term investments. Cash provided by investing activities of approximately $5,203,000 consisted of the net proceeds received from the sale of the Lake Ridge Apartments. Cash used in financing activities consisted of special distributions of approximately $10,613,000 to Limited Partners, the repayment of the Lake Ridge Apartments' mortgage note payable of approximately $4,210,000 and a distribution to joint venture partner - affiliate of approximately $1,065,000.

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

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During October 1996, the joint venture sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $500,000 of the sale proceeds until February 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $298,750.

The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During November 1996, the joint venture sold the property. Pursuant to the terms of the sale, the joint venture was required to retain $500,000 of the sale proceeds until March 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $481,800.

Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. To date, Limited Partners have received distributions of Net Cash Receipts of $12.50 and Net Cash Proceeds of $286.50, totaling $299.00 per $1,000 Interest, as well as certain tax benefits. Limited Partners will not recover a substantial portion of their original investment.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties and during 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The majority of the proceeds from the sales has been distributed to Limited Partners. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes previously filed as Exhibit (10)(v) to the Registrant's Report on Form 10-Q for the quarter ending June 30, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended September 30, 1997.

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


                         By:  /s/Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners XIX, the General Partner


Date: November 13, 1997
      ------------------------