Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1998-03-30
CIK 777574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

                         Limited Partnership Interest
                         -----------------------------
                               (Title of class)

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

Item 1. Business
----------------

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $59,791,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold five properties. During 1997, the Registrant sold its remaining property, the Lake Ridge Apartments. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During January 1997, the Registrant sold the Lake Ridge Apartments in an all cash sale for $5,400,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XIX, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed below.

Klein, et al. vs. Lehman Brothers, Inc. et al.
----------------------------------------------
On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 5,032.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  -----------------------------------------------------------
                     1997        1996        1995        1994         1993
                  ----------- ----------- ----------- -----------  ----------

Total income       $196,047   $9,793,385 $16,504,017 $16,104,170   $15,556,850
Loss before gain
  on sales of
  properties,
  affiliates
  participation in
  joint ventures and
  extraordinary
  items            (270,825)  (2,556,051)(1,270,197) (1,284,604)   (1,466,532)
Net income (loss)   396,165   29,092,474 (1,357,201) (1,284,604)     (185,093)
Net income (loss)
  per Limited
  Partnership
  Interest- Basic
  and Diluted           6.47       481.70     (22.47)     (21.27)       (3.06)
Total assets       2,260,714   17,991,055  64,231,391  64,717,186   67,387,602
Mortgage notes
  payable              None    4,210,138  74,196,579  73,208,295   74,429,557
Distributions
  per Limited
  Partnership
  Interest (A)        177.50       119.00       2.50        None         None

(A) These amounts include distributions of Original Capital of $172.50 and $114.00 per Limited Partnership Interest during 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 86 - Series I A Real Estate Limited Partnership (the "Partnership") sold five properties during 1996 and its remaining property during 1997. The Partnership recognized gains in 1997 and 1996 in connection with the sales. The gain related to the 1997 property sale was significantly lower than the total gains related to the 1996 property sales. As a result, the Partnership recognized lower net income during 1997 as compared to 1996. The Partnership recognized net income during 1996 as a result of the gains on sales of properties as compared to a net loss during 1995. No material events occurred during 1995 which significantly impacted the net loss of the Partnership. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold the Lake Ridge Apartments during 1997 and sold the Pines of Cloverlane, Lakeside, Brighton Townhomes, Lakeville and Cedar Crest apartment complexes during 1996. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996. The Partnership recognized gains in connection with the 1997 and 1996 sales totaling $828,751 and $37,198,777, respectively.

Interest income on short-term investments decreased in 1997 as compared to 1996 due to higher average cash balances in 1996 resulting from the investment of sales proceeds prior to distribution to Limited Partners.

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership paid to the lenders participation fees of $467,557 and $1,377,156 in connection with the 1996 sales of the Lakeside and Brighton Townhomes apartment complexes, respectively. The lender participations represent additional interest paid to the lenders calculated as a percentage of the sales price in excess of amounts specified in the loan agreements.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower legal and portfolio management fees. Additional consulting, printing and postage costs were incurred in 1996 in connection with a response to a tender offer also contributed to the decreases in 1997.

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account to provide for certain costs the purchaser may incur at the property related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The Partnership recognized these payments as other expenses in 1997.

The Lakeville and Cedar Crest apartment complexes were owned through joint ventures with affiliates. As a result of the sales, affiliates' participation in income from joint venture ceased in 1996. The Partnership's participation in 1996 includes its share of the gains on the sales.

In connection with the sale of the Lake Ridge Apartments in 1997, the Partnership paid $126,222 in prepayment penalties and wrote off the remaining unamortized deferred financing fees of $35,539. In connection with the sales of the Pines of Cloverlane, Cedar Crest and Lakeville Resort apartment complexes in 1996, the Partnership wrote off the remaining unamortized deferred financing fees of $531,135, of which $195,204 represents the affiliates' share from the Cedar Crest and Lakeville Resort apartment complexes. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

1996 Compared to 1995
---------------------

The sales of five properties during 1996 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

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

The Lakeville Resort and Cedar Crest apartment complexes were owned through joint ventures with affiliates. As a result of the affiliates' share of the gains recognized from the property sales during 1996, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.
In connection with the 1995 Lakeville Resort Apartments refinancing, the Partnership recognized an extraordinary debt extinguishment expense of $145,393 relating to the write off of the remaining unamortized deferred expenses on the mortgage note, of which $58,521 represented the affiliate's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1997 decreased by approximately $10,885,000 as compared to December 31, 1996 primarily due to the January and April 1997 distributions of sale proceeds to Limited Partners which were partially offset by the net proceeds received from the sale of the Lake Ridge Apartments in January 1997. Net cash used in operating activities of approximately $200,000 during 1997 consisted primarily of the loss generated from operations of the Lake Ridge Apartments prior to its sale, the payment of expenses related to properties sold in 1996 and the payment of administrative expenses which were partially offset by interest income earned on short-term investments. Cash provided by investing activities of approximately $5,203,000 consisted of the net proceeds received from the sale of the Lake Ridge Apartments. Cash used in financing activities consisted of distributions of approximately $10,613,000 to Limited Partners, the repayment of the Lake Ridge Apartments' mortgage note payable of approximately $4,210,000 and distributions to joint venture partners - affiliates of approximately $1,065,000. In addition, in January 1998 the Partnership made a distribution of $253,715 of remaining available Net Cash Proceeds to Limited Partners, as further discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties. During 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, paid $196,656 in selling costs and also paid $126,222 in prepayment penalties. The remaining available proceeds were distributed to Limited Partners in April 1997. See Note 11 of Notes to Financial Statements for additional information.

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account of $335,000 to provide for certain costs the purchaser may incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The term of the escrow is six years, although a settlement is expected to be negotiated by 1999. It is not determinable at this time if the Partnership will receive the remaining amounts in the escrow account.

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

The Partnership made distributions totaling $177.50, $119.00 and $2.50 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $5.00 per Interest of Net Cash Receipts and $172.50 per Interest of Net Cash Proceeds in 1997, $5.00 per Interest of Net Cash Receipts and $114.00 per Interest of Net Cash Proceeds in 1996 and $2.50 per Interest of Net Cash Receipts in 1995.

In January 1998, the Partnership made a distribution of $253,715 ($4.24 per Interest) to Limited Partners representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Receipts of $12.50 and Net Cash Proceeds of $290.74, totaling $303.24 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997          December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets           $2,260,714   9,805,387   $17,991,055  $25,183,206
Partners' capital
  (deficit) accounts:
    General Partner      (316,961)   (316,961)     (326,247)     (54,002)
    Limited Partners    2,497,404  10,091,535    12,723,428   19,418,332
Net income (loss):
    General Partner         9,286    (312,031)      290,925      912,765

    Limited Partners      386,879   1,286,106    28,801,549   44,242,112
Per Limited Part-
  nership Interest           6.47(A)     21.51       481.70(A)    739.95

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                        OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,005 in 1997 with respect to one of the executive officers and directors of Balcor Partners - XIX, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                         Name and            Amount and
                        Address of           Nature of
                        Beneficial          Beneficial            Percent
Title of Class             Owner             Ownership           of Class
--------------       ----------------     ----------------   ----------------
Limited                  WIG 86-I              1,996               3.34%
Partnership              Partners             Limited
Interests                Chicago,           Partnership
                         Illinois            Interests

Limited                Metropolitan            1,526               2.55%
Partnership       Acquisition VII, L.L.C.     Limited
Interests               Greenville,         Partnership
                      South Carolina         Interests

While WIG 86-I Partners and Metropolitan Acquisition VII, L.L.C. individually own less than 5% of the Interests, for purposes of this Item 12, WIG 86-I Partners is an affiliate of Metropolitan Acquisition VII, L.L.C. and, collectively, they own 5.89% of the Interests.

(b) Balcor Partners-XIX and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           215 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own an additional 42 Interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated December 16, 1985 (Registration No. 33-361), and said Agreement and Certificate is incorporated herein by reference.

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 of the Registrant's Registration Statement on Form S-11 dated December 16, 1985 (Registration No. 33-361), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(a)(i) The Agreement of Sale and attachment thereto relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 25, 1996 is incorporated herein by reference.

(ii) First, Second and Third Amendments to Agreement of Sale relating to the sale of Pines of Cloverlane Apartments previously filed as Exhibits (10)(ii),
(10)(iii) and (10)(iv), respectively, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

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

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit
(10)(c)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.
(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (10)(c)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (10)(c)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(v) Letter Agreements dated August 20, 1996, September 19, 1996 and September 30, 1996 relating to the sale of Lakeville Resort Apartments, Petaluma, California, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated August 16, 1996 are incorporated herein by reference.

(d)(i) The Agreement of Sale relating to the sale of Brighton Townhomes Apartments previously filed as Exhibit (10)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement dated May 31, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iii) Letter of Termination dated June 12, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit
(10)(d)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(iv) Reinstatement and Second Amendment to Agreement of Sale and Escrow Agreement June 13, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(v) Letter of Extension dated July 8, 1996 relating to the sale of Brighton Townhomes, Washington County, Oregon, previously filed as Exhibit (10)(d)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(e) The Agreement of Sale and attachment thereto relating to the sale of Cedar Crest Apartments, Overland Park, Kansas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 16, 1996 incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             -------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XIX, the
                             General Partner

Date: March 30, 1998
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
--------------------     ---------------------------------   --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIX,
/s/Thomas E. Meador      the General Partner                 March 30, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XIX,
/s/Jayne A. Kosik        the General Partner                 March 30, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 86-Series I
A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 86-Series I A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 24, 1998

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                1997             1996
                                            -------------    -------------
Cash and cash equivalents                   $  1,972,846     $ 12,857,731
Escrow deposits                                  274,906          533,283
Accounts and accrued interest receivable          12,962          171,078
Prepaid expenses                                                   14,178
Deferred expenses, net of accumulated
  amortization of $39,380 in 1996                                  35,799
                                            -------------    -------------
                                               2,260,714       13,612,069
                                            -------------    -------------
Investment in real estate:
  Land                                                          1,045,776
  Buildings and improvements                                    5,789,366
                                                             -------------
                                                                6,835,142
  Less accumulated depreciation                                 2,456,156
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                      4,378,986
                                            -------------    -------------
                                            $  2,260,714     $ 17,991,055
                                            =============    =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     52,096     $    133,372
Due to affiliates                                 28,175          117,361
Accrued liabilities, principally
  real estate taxes                                                35,921
Security deposits                                                  32,222
Mortgage note payable                                           4,210,138
                                            -------------    -------------
    Total liabilities                             80,271        4,529,014
                                            -------------    -------------
Affiliate's participation in
  joint venture                                                 1,064,860
                                                             -------------
Commitments and contingencies

Limited Partners' capital (59,791
  Interests issued and outstanding)            2,497,404       12,723,428

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                       LIABILITIES AND PARTNERS CAPITAL
                                  (Continued)

                                                1997             1996
                                            -------------    -------------
General Partner's deficit                       (316,961)        (326,247)
                                            -------------    -------------
    Total partners' capital                    2,180,443       12,397,181
                                            -------------    -------------
                                            $  2,260,714     $ 17,991,055
                                            =============    =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995


                                    Partners' Capital (Deficit) Accounts
                                 -------------- ------------- --------------
                                                   General        Limited
                                      Total        Partner       Partners
                                 -------------- ------------- --------------

Balance at December 31, 1994     $  (8,073,482) $   (603,600) $  (7,469,882)

Cash distributions to Limited
  Partners (A)                        (149,478)                    (149,478)

Net loss for the year
  ended December 31, 1995           (1,357,201)      (13,572)    (1,343,629)
                                 -------------- ------------- --------------
Balance at December 31, 1995        (9,580,161)     (617,172)    (8,962,989)

Cash distributions to Limited
  Partners (A)                      (7,115,132)                  (7,115,132)

Net income for the year
  ended December 31, 1996           29,092,474       290,925     28,801,549
                                 -------------- ------------- --------------
Balance at December 31, 1996        12,397,181      (326,247)    12,723,428

Cash distribution to Limited
  Partners (A)                     (10,612,903)                 (10,612,903)

Net income for the year
  ended December 31, 1997              396,165         9,286        386,879
                                 -------------- ------------- --------------
Balance at December 31, 1997     $   2,180,443  $   (316,961) $   2,497,404
                                 ============== ============= ==============

(A)  Summary of distributions per Limited Partnership Interest:

                                          1997          1996           1995
                                 -------------- ------------- --------------
First Quarter                    $      165.00  $       2.50          None
Second Quarter                           12.50         74.00          None
Third Quarter                            None           2.50          None
Fourth Quarter                           None          40.00  $       2.50

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995


                                     1997           1996          1995
                                 -------------- ------------- --------------
Income:
  Rental and service             $       2,484  $  9,578,314  $  16,418,264
  Interest on short-term
    investments                        159,550       215,071         85,753
  Other income                          34,013
                                 -------------- ------------- --------------
    Total income                       196,047     9,793,385     16,504,017
                                 -------------- ------------- --------------
Expenses:
  Interest on mortgage
    notes payable                       37,810     3,512,383      6,558,223
  Lender participations                            1,844,713
  Depreciation                           4,393     1,459,148      2,791,655
  Amortization of deferred
    expenses                               260        52,094        117,694
  Property operating                   151,488     3,698,151      5,350,302
  Real estate taxes                      1,870       683,574      1,422,161
  Property management fees               1,113       501,502        816,124
  Administrative                       209,844       597,871        718,055
  Other expense                         60,094
                                 -------------- ------------- --------------
    Total expenses                     466,872    12,349,436     17,774,214
                                 -------------- ------------- --------------
Loss before gain on sales of
  properties, affiliates'
  participation in joint
  ventures and extraordinary
  items                               (270,825)   (2,556,051)    (1,270,197)
Gain on sales of properties            828,751    37,198,777
Affiliates' participation in
  income from joint ventures                      (5,214,321)          (132)
                                 -------------- ------------- --------------
Income (loss) before
  extraordinary items                  557,926    29,428,405     (1,270,329)
                                 -------------- ------------- --------------
Extraordinary items:
  Debt extinguishment expense         (161,761)     (531,135)      (145,393)
  Affiliates' participation in
     debt extinguishment expense                     195,204         58,521
                                 -------------- ------------- --------------
Total extraordinary items             (161,761)     (335,931)       (86,872)
                                 -------------- ------------- --------------
Net income (loss)                $     396,165  $ 29,092,474  $  (1,357,201)
                                 ============== ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                     1997           1996          1995
                                 -------------- ------------- --------------
Income (loss) before
  extraordinary items
  allocated to General Partner   $      12,578  $    294,284  $     (12,703)
                                 ============== ============= ==============
Income (loss) before
  extraordinary items
  allocated to Limited Partners  $     545,348  $ 29,134,121  $  (1,257,626)
                                 ============== ============= ==============
Income (loss) before
  extraordinary items per
  Limited Partnership
  Interest (59,791 issued
  and outstanding) - Basic and
  Diluted                        $        9.12  $     487.26  $      (21.03)
                                 ============== ============= ==============
Extraordinary items allocated
  to General Partner             $      (3,292) $     (3,359) $        (869)
                                 ============== ============= ==============
Extraordinary items allocated
  to Limited Partners            $    (158,469) $   (332,572) $     (86,003)
                                 ============== ============= ==============
Extraordinary items per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted              $       (2.65) $      (5.56) $       (1.44)
                                 ============== ============= ==============
Net income (loss) allocated to
  General Partner                $       9,286  $    290,925  $     (13,572)
                                 ============== ============= ==============
Net income (loss) allocated to
  Limited Partners               $     386,879  $ 28,801,549  $  (1,343,629)
                                 ============== ============= ==============
Net income (loss) per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted              $        6.47  $     481.70  $      (22.47)
                                 ============== ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                      1997           1996          1995
                                 -------------- ------------- --------------
Operating activities:
  Net income (loss)              $     396,165  $ 29,092,474  $  (1,357,201)
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:
      Gain on sales of properties     (828,751)  (37,198,777)
      Debt extinguishment expense       35,539       531,135        145,393
      Affiliates' participation
        in debt extinguishment
        expense                                     (195,204)       (58,521)
      Affiliates' participation
        in income from joint
        ventures                                   5,214,321            132
      Depreciation of properties         4,393     1,459,148      2,791,655
      Amortization of deferred
        expenses                           260        52,094        117,694
      Net change in:
        Escrow deposits                258,377       983,862       (262,415)
        Accounts and accrued
          interest receivable          158,116      (165,221)        61,179
        Prepaid expenses                14,178       214,951       (229,129)
        Accounts payable               (81,276)       14,366        (50,354)
        Due to affiliates              (89,186)       88,538        (45,644)
        Accrued liabilities            (35,921)     (294,149)       160,196
        Security deposits              (32,222)     (388,502)       (19,490)
                                 -------------- ------------- --------------
  Net cash (used in) provided by
    operating activities              (200,328)     (590,964)     1,253,495
                                 -------------- ------------- --------------
Investing activities:
  Proceeds from sales of
    properties                       5,400,000    72,178,128
  Payment of selling costs            (196,656)   (1,575,774)
  Funding of escrow in connection
    with sale of property                           (335,000)
                                 -------------- -------------
  Net cash provided by investing
    activities                       5,203,344    70,267,354
                                 -------------- -------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                      1997           1996          1995
                                 -------------- ------------- --------------
Financing activities:
  Distributions to Limited
    Partners                       (10,612,903)   (7,115,132)      (149,478)
  Capital contributions by joint
    venture partners - affiliate                                    374,657
  Distributions to joint venture
    partner - affiliate             (1,064,860)   (2,670,607)      (328,376)
  Issuance of mortgage notes
    payable                                                      20,932,600
  Repayment of mortgage notes
    payable                         (4,210,138)  (48,345,344)   (18,728,280)
  Principal payments on
    mortgage notes payable                          (845,225)    (1,216,036)
  Payment of deferred expenses                                     (499,868)
  Funding of improvement escrows                                 (1,604,551)
  Release of improvement escrows                   1,064,551
                                 -------------- ------------- --------------
  Net cash used in financing
    activities                     (15,887,901)  (57,911,757)    (1,219,332)
                                 -------------- ------------- --------------
Net change in cash and cash
  equivalents                      (10,884,885)   11,764,633         34,163

Cash and cash equivalents at
  beginning of year                 12,857,731     1,093,098      1,058,935
                                 -------------- ------------- --------------
Cash and cash equivalents at
  end of year                    $   1,972,846  $ 12,857,731  $   1,093,098
                                 ============== ============= ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties. During 1997, the Partnership sold its remaining property, Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sale price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) For financial statement purposes, in previous years, partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is invested or held primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on October 1, 1984. The Partnership Agreement provides for Balcor Partners-XIX to be the General Partner and for the admission of Limited Partners through the sale of up to 250,000 Limited Partnership Interests at $1,000 per Interest, 59,791 of which were sold on or prior to July 31, 1986, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, in previous years, partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of Net Cash Receipts available for distribution have been distributed to the holders of Interests in proportion to their Participating Percentages as of the record date for such distributions. There was accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed. The accrued amount would have been paid as part of the General Partner's share of distributed Net Cash Proceeds. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of remaining Net Cash Proceeds after the return of Original Capital plus any deficiency in the Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Note Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $4,210,138 related to the Lake Ridge Apartments. This mortgage note was repaid in connection with the sale of this property during 1997 as further described in Note 11 of Notes to Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810, $3,512,383 and $6,558,223, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third-party management company prior to the sales of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Affiliates' Participation in Joint Venture:

The Cedar Crest and Lakeville Resort apartment complexes were each owned by the Partnership and an affiliate. Both properties were sold in 1996. Profits and losses were allocated 96.36% to the Partnership and 3.64% to the affiliate for Cedar Crest Apartments, and 59.75% to the Partnership and 40.25% to the affiliate for Lakeville Resort Apartments. All assets, liabilities, income and expense of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation.

Pursuant to the terms of the sale for Lakeville Resort Apartments, the joint venture was required to retain $500,000 of the sale proceeds until February 1997, at which time the funds were released in full. The affiliate's share of the proceeds was $201,250. The affiliate also received a distribution of $845,410, principally consisting of its share of repair escrows released during 1997. Pursuant to the terms of the sale for Cedar Crest Apartments, the joint venture was required to retain $500,000 of the sale proceeds until March 1997, at which time the funds were released in full. The affiliate's share of the proceeds was $18,200.

Net (distributions) contributions of $(1,064,860), $(2,670,607) and $46,281 were made to joint venture partners during 1997, 1996 and 1995, respectively. In addition, joint venture partners were allocated their pro rata share of the gain on the sales of the Lakeville and Cedar Crest apartment complexes of $4,877,854 and $334,258, respectively, in 1996.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $517,816 less than the tax income of the Partnership for the same period.

9.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Reimbursement of expenses

  to General Partner,
  at cost:
    Accounting            $31,273  $6,185  $13,192 $18,021  $42,252  $2,280
    Data processing         6,810   2,456    5,403   3,195   28,190   2,113
    Investor communica-
      tions                  None    None     None    None    5,112    None
    Legal                  27,041   5,435   12,364  16,499   27,962   2,944
    Portfolio management   59,210  14,099   52,663  71,103  105,436  12,199
    Property sales admin-
      istration             8,543    None   28,393   8,543   11,838   9,169
    Other                    None    None      118    None   10,960     118

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $12,750 and $97,161 in 1996 and 1995, respectively.

10. Other Expenses:

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account to provide for certain costs the purchaser may incur at the property related to Pittsfield Township, Michigan inspections and subsequent improvement at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The Partnership recognized these payments as other expenses in 1997.

11. Property Sales:

(a) In January 1997, the Partnership sold the Lake Ridge Apartments in an all cash sale for $5,400,000. From the proceeds of the sale, the Partnership paid $4,123,938 and $86,200 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $196,656 in selling costs and $126,222 in prepayment penalties. The basis of the property was $4,374,593, which is net of accumulated depreciation of $2,460,549. For financial statement purposes, the Partnership recognized a gain of $828,751 from the sale of this property.

(b) In March 1996, the Partnership sold the Pines of Cloverlane Apartments in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $288,460 in selling costs. The Partnership also funded an escrow of $335,000 to provide for certain costs the purchaser may incur related to improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The term of the escrow is six years, although a settlement is expected to be negotiated by 1999. It is not determinable at this time if the Partnership will receive the remaining amounts in the escrow account. The basis of the property was $12,369,952, which is net of accumulated depreciation of $10,441,365. For financial statement purposes, the Partnership recognized a gain of $6,315,588 from the sale of this property.

(c) In March 1996, the Partnership sold the Lakeside Apartments in an all cash sale for $14,100,000. From the proceeds of the sale, the Partnership paid $12,426,799 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $299,150 in selling costs and $467,557 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The basis of the property was $9,316,152, which is net of accumulated depreciation of $4,876,088. For financial statement purposes, the Partnership recognized a gain of $4,484,698 from the sale of this property.

(d) In August 1996, the Partnership sold the Brighton Townhomes Apartments in an all cash sale for $11,150,000. From the proceeds of the sale, the Partnership paid $6,858,644 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $221,925 in selling costs and $1,377,156 in lender participation. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The basis of the property was $5,575,515, which is net of accumulated depreciation of $3,326,331. For financial statement purposes, the Partnership recognized a gain of $5,352,560 from the sale of this property.

(e) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 59.75% and 40.25%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The basis of the property was $15,083,209, which is net of accumulated depreciation of $8,320,036. For financial statement purposes, the Partnership recognized a gain of $11,761,791 from the sale of this property, of which $4,877,854 is the minority joint venture partner's share.

(f) The Cedar Crest Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 96.36% and 3.64%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $21,550,000. From the proceeds of the sale, the joint venture paid $14,851,661 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $411,239 in selling costs. The basis of the property was $11,854,621 which is net of accumulated depreciation of $6,326,179. For financial statement purposes, the Partnership recognized a gain of $9,284,140 from the sale of this property, of which $334,258 is the minority joint venture partner's share.

12. Extraordinary Items:

(a) In connection with the sale of Lake Ridge Apartments in January 1997, the Partnership wrote-off the remaining unamortized deferred financing fees related to the property of $35,539 and paid $126,222 in prepayment penalties. These amounts were recognized as debt extinguishment expense and classified as extraordinary items.

(b) The Partnership wrote off the remaining unamortized deferred financing fees in the amount of $531,135 as a result of the sales of the Pines of Cloverlane, Cedar Crest and Lakeville Resort apartment complexes during 1996. This amount was recognized as debt extinguishment expense and classified as extraordinary items, of which $195,204 represents the affiliates' share.

(c) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the 1995 refinancing, the Partnership wrote-off the remaining unamortized deferred loan fees relating to the former mortgage note of $145,393. This amount was recognized as debt extinguishment expense and classified as extraordinary items, of which $58,521 represents the affiliate's share.

13. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rate available to the Partnership at the end of 1996 for a mortgage loan with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

15. Subsequent Event:

During January 1998, the Partnership paid a distribution of $253,715 ($4.24 per Interest) to Limited Partners representing a distribution of remaining available Net Cash Proceeds.