Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1998-05-05
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                               1998            1997
                                           --------------  --------------
Cash and cash equivalents                  $   1,691,863   $   1,972,846
Escrow deposits                                  274,906         274,906
Accounts and accrued interest receivable           7,690          12,962
Prepaid expenses                                   2,331
                                           --------------  --------------
                                           $   1,976,790   $   2,260,714
                                           ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      65,042   $      52,096
Due to affiliates                                 30,193          28,175
                                           --------------  --------------
     Total liabilities                            95,235          80,271
                                           --------------  --------------

Commitments and contingencies

Limited Partners' capital
  (59,791 Interests issued and
  outstanding)                                 2,198,516       2,497,404
General Partner's deficit                       (316,961)       (316,961)
                                           --------------  --------------
    Total partners' capital                    1,881,555       2,180,443
                                           --------------  --------------
                                           $   1,976,790   $   2,260,714
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                               1998            1997
                                           --------------  --------------
Income:
  Rental and service                                       $      30,002
  Interest on short-term
    investments                            $      23,513          87,525
                                           --------------  --------------
    Total income                                  23,513         117,527
                                           --------------  --------------
Expenses:
  Interest on mortgage
    notes payable                                                 37,810
  Depreciation                                                     4,393
  Amortization of deferred
    expenses                                                         260
  Property operating                                              29,214
  Real estate taxes                                                1,870
  Property management fees                                         1,113
  Administrative                                  68,686          94,620
                                           --------------  --------------
    Total expenses                                68,686         169,280
                                           --------------  --------------
Loss before gain on sale of
  property and extraordinary
  item                                           (45,173)        (51,753)

Gain on sale of property                                         828,751
                                           --------------  --------------
(Loss) income before extraordinary item          (45,173)        776,998
                                           --------------  --------------
Extraordinary item:
  Debt extinguishment expense                       None        (161,761)
                                           --------------    ------------
Net (loss) income                          $     (45,173)  $     615,237
                                           ==============  ==============
Income before extraordinary item
  allocated to General Partner                      None   $      10,904
                                           ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners            $     (45,173)  $     766,094
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                               1998            1997
                                           --------------  --------------

(Loss) income before extraordinary item
  per Limited Partnership
  Interest (59,791 issued
  and outstanding) - Basic and Diluted     $       (0.76)  $       12.81
                                           ==============  ==============
Extraordinary item allocated
  to General Partner                                None   $      (1,618)
                                           ==============  ==============
Extraordinary item allocated
  to Limited Partners                               None   $    (160,143)
                                           ==============  ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)                           None   $       (2.68)
                                           ==============  ==============
Net income allocated to
  General Partner                                   None   $       9,286
                                           ==============  ==============
Net (loss) income allocated to
  Limited Partners                         $     (45,173)  $     605,951
                                           ==============  ==============
Net (loss) income per Limited
  Partnership Interest (59,791
  issued and outstanding) - Basic and
  Diluted                                  $       (0.76)  $       10.13
                                           ==============  ==============

Distribution to Limited Partners           $     253,715   $   9,865,515
                                           ==============  ==============
Distribution per Limited Partnership
  Interest (59,791 issued and
  outstanding)                             $        4.24   $      165.00
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------  --------------
Operating activities:
  Net (loss) income                        $     (45,173)  $     615,237
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
        Gain on sale of property                                (828,751)
        Debt extinguishment expense                               35,539
        Depreciation of properties                                 4,393
        Amortization of deferred expenses                            260
        Net change in:
          Escrow deposits                                        198,283
          Accounts and accrued interest
            receivable                             5,272          20,800
          Prepaid expenses                        (2,331)         14,178
          Accounts payable                        12,946           6,958
          Due to affiliates                        2,018          (5,456)
          Accrued liabilities                                    (35,921)
          Security deposits                                      (32,222)
                                           --------------  --------------
  Net cash used in operating
    activities                                   (27,268)         (6,702)
                                           --------------  --------------
Investing activities:
  Proceeds from sales of property                              5,400,000
  Payment of selling costs                                      (196,656)
                                                             ------------
  Net cash provided by investing
    activities                                                 5,203,344
                                                             ------------
Financing activities:
  Distribution to joint venture
    partner - affiliate                                       (1,064,860)
  Distribution to Limited
    Partners                                    (253,715)     (9,865,515)
  Repayment of mortgage notes payable                         (4,210,138)
                                           --------------  --------------
  Cash used in financing activities             (253,715)    (15,140,513)
                                           --------------  --------------
Net change in cash and cash equivalents         (280,983)     (9,943,871)
Cash and cash equivalents at beginning
  of period                                    1,972,846      12,857,731
                                           --------------  --------------
Cash and cash equivalents at end of
  period                                   $   1,691,863   $   2,913,860
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner have been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $    6,123   $  30,193

5.  Contingencies:

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at March 31, 1998.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the quarter ended March 31, 1998. During January 1997, the Partnership sold the Lake Ridge Apartments and recognized a gain for financial statement purposes. The gain was partially offset by debt extinguishment expense recognized on the sale of the property. As a result, the Partnership recognized net income during the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Lake Ridge Apartments during January 1997 and recognized a gain of $828,751 in connection with the property sale. As a result of the sale, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the sale of the Lake Ridge Apartments prior to distribution to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

Due primarily to lower accounting and legal fees, administrative expenses decreased during 1998 as compared to 1997.

In connection with the sale of Lake Ridge Apartments in January 1997, the Partnership paid $126,222 in prepayment penalties and wrote-off the remaining unamortized deferred financing fees of $35,539. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1998 decreased by approximately $281,000 as compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners of remaining available Net Cash Proceeds. The Partnership used cash of approximately $27,000 from its operating activities to pay administrative expenses which were partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution of approximately $254,000 to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, the Lake Ridge Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

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

To date, Limited Partners have received distributions of Net Cash Receipts of $12.50 and Net Cash Proceeds of $290.74, totaling $303.24 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Thomas E. Meador
                              --------------------------------
                                Thomas E. Meador
                                President and Chief Executive Officer
                                (Principal Executive Officer) of Balcor
                                Partners - XIX, the General Partner

                         By:/s/Jayne A. Kosik
                              ---------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief Financial
                               Officer (Principal Accounting Officer) of
                               Balcor Partners - XIX, the General Partner

Date: May 5, 1998
      ------------------------