Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1998-08-12
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998           1997
                                            -------------- ---------------
Cash and cash equivalents                   $   1,625,275  $    1,972,846
Escrow deposits                                   274,906         274,906
Accounts and accrued interest receivable            7,600          12,962
                                            -------------- ---------------
                                            $   1,907,781  $    2,260,714
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      21,017  $       52,096
Due to affiliates                                  35,858          28,175
                                            -------------- ---------------
     Total liabilities                             56,875          80,271
                                            -------------- ---------------

Commitments and contingencies

Limited Partners' capital
  (59,791 Interests issued and outstanding)     2,167,867       2,497,404
General Partner's deficit                        (316,961)       (316,961)
                                            -------------- ---------------
    Total partners' capital                     1,850,906       2,180,443
                                            -------------- ---------------
                                            $   1,907,781  $    2,260,714
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                  1998           1997
                                            -------------- ---------------
Income:
  Rental and service                                       $       30,002
  Interest on short-term investments        $      46,073         111,515
                                            -------------- ---------------
    Total income                                   46,073         141,517
                                            -------------- ---------------
Expenses:
  Interest on mortgage notes payable                               37,810
  Depreciation                                                      4,393
  Amortization of deferred expenses                                   260
  Property operating                                8,473         141,409
  Real estate taxes                                                 1,870
  Property management fees                                          1,113
  Administrative                                  113,422         134,541
                                            -------------- ---------------
    Total expenses                                121,895         321,396
                                            -------------- ---------------
Loss before gain on sales of property
  and extraordinary item                          (75,822)       (179,879)

Gain on sale of property                                          828,751
                                            -------------- ---------------
(Loss) income before extraordinary item           (75,822)        648,872

Extraordinary item:
  Debt extinguishment expense                                    (161,761)
                                            -------------- ---------------
Net (loss) income                           $     (75,822) $      487,111
                                            ============== ===============
Income before extraordinary item
  allocated to General Partner                       None  $       10,904
                                            ============== ===============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (75,822) $      637,968
                                            ============== ===============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (59,791 issued and outstanding) -
  Basic and Diluted                         $       (1.27) $        10.67
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                  1998           1997
                                            -------------- ---------------

Extraordinary item allocated
  to General Partner                                 None  $       (1,618)
                                            ============== ===============
Extraordinary item allocated
  to Limited Partners                                None  $     (160,143)
                                            ============== ===============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding)
  - Basic and Diluted                                None  $        (2.68)
                                            ============== ===============
Net income allocated to General Partner              None  $        9,286
                                            ============== ===============
Net (loss) income allocated to Limited
  Partners                                  $     (75,822) $      477,825
                                            ============== ===============
Net (loss) income per Limited Partnership
  Interest (59,791 issued and outstanding) -
  Basic and Diluted                         $       (1.27) $         7.99
                                            ============== ===============
Distributions to Limited Partners           $     253,715  $   10,612,903
                                            ============== ===============
Distributions per Limited Partnership
  Interest                                  $        4.24  $       177.50
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998           1997
                                            -------------- ---------------
Income:
  Interest on short-term investments        $      22,560  $       23,990
                                            -------------- ---------------
    Total income                                   22,560          23,990
                                            -------------- ---------------
Expenses:
  Property operating                                8,473         112,195
  Administrative                                   44,736          39,921
                                            -------------- ---------------
    Total expenses                                 53,209         152,116
                                            -------------- ---------------
Net loss                                    $     (30,649) $     (128,126)
                                            ============== ===============
Net loss allocated to General Partner                None            None
                                            ============== ===============
Net loss allocated to Limited Partners      $     (30,649) $     (128,126)
                                            ============== ===============
Net loss per Limited Partnership
  Interest (59,791 issued and outstanding) -
  Basic and Diluted                         $       (0.51) $        (2.14)
                                            ============== ===============
Distribution to Limited Partners                     None  $      747,388
                                            ============== ===============
Distribution per Limited Partnership
  Interest                                           None  $        12.50
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            -------------- ---------------
Operating activities:
  Net (loss) income                         $     (75,822) $      487,111
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Gain on sale of property                                   (828,751)
      Debt extinguishment expense                                  35,539
      Depreciation of property                                      4,393
      Amortization of deferred expenses                               260
      Net change in:
        Escrow deposits                                           198,283
        Accounts and accrued interest
          receivable                                5,362         150,828
        Prepaid expenses                                           14,178
        Accounts payable                          (31,079)        (79,993)
        Due to affiliates                           7,683         (60,817)
        Accrued liabilities                                       (35,921)
        Security deposits                                         (32,222)
                                            -------------- ---------------
  Net cash used in operating activities           (93,856)       (147,112)
                                            -------------- ---------------
Investing activities:
  Proceeds from sale of property                                5,400,000
  Payment of selling costs                                       (196,656)
                                                             -------------
  Net cash provided by investing activities                     5,203,344
                                                             -------------
Financing activities:
  Distributions to joint venture
    partner - affiliate                                        (1,064,860)
  Distributions to Limited Partners              (253,715)    (10,612,903)
  Repayment of mortgage note payable                           (4,210,138)
                                            -------------- ---------------
  Cash used in financing activities              (253,715)    (15,887,901)
                                            -------------- ---------------

Net change in cash and cash equivalents          (347,571)    (10,831,669)

Cash and cash equivalents at beginning
  of period                                     1,972,846      12,857,731
                                            -------------- ---------------
Cash and cash equivalents at end of
  period                                    $   1,625,275  $    2,026,062
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 9,324       $ 3,201    $ 35,858


5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at June 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the six months and quarter ended June 30, 1998. During January 1997, the Partnership sold the Lake Ridge Apartments and recognized a gain for financial statement purposes. The gain was partially offset by debt extinguishment expense recognized on the sale of the property. As a result, the Partnership recognized net income during the six months ended June 30, 1997. The payment of operating expenses relating to certain of the properties sold during the second quarter of 1997 was the primary reason the Partnership generated a net loss during the quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Partnership sold the Lake Ridge Apartments during January 1997 and recognized a gain of $828,751 in connection with the property sale. As a result of the sale, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the sale of the Lake Ridge Apartments prior to distribution to Limited Partners in April 1997. This resulted in a decrease in interest income on short-term investments during the six months ended June 30, 1998 as compared to the same period in 1997.
Property operating expense decreased in 1997 due to the sale of the Partnership's remaining property. The Partnership paid additional expenditures during 1998 and 1997 relating to certain of the properties sold in prior years.

Primarily due to a decrease in accounting and bank fees, administrative expenses decreased during the six months ended June 30, 1998 as compared to the same period 1997. This decrease was partially offset by a refund of legal fees received in April 1997 relating to Brighton Townhomes Apartments, which
resulted in an increase in administrative expenses   during the quarter ended
June 30, 1998 as compared to 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1998 decreased by approximately $348,000 as compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $94,000 from its operating activities to pay administrative and operating expenses which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution of approximately $254,000 to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all .contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account of $335,000 to provide for certain costs the purchaser might incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 to date out of the escrow funds to cover such costs. The term of the escrow is six years, although a settlement is expected to be negotiated by 1999. It is not determinable at this time if the Partnership will receive the remaining amounts in the escrow account.

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

(10) Material Contracts:

(a) The Agreement of Sale and attachment thereto relating to the sale of Cedar Crest Apartments, Overland Park, Kansas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 16, 1996 is incorporated herein by reference.

(b) The Agreement of Sale and attachment thereto relating to the sale of Lake Ridge Apartments previously filed as Exhibit (99)(b) to the Registrant's Report on Form 8-K dated August 16, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended June 30, 1998.

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


Date: August 11, 1998
      ------------------------