Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1998-11-05
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (UNAUDITED)


                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,621,937   $   1,972,846
Escrow deposits                                   274,906         274,906
Accounts and accrued interest receivable            7,098          12,962
                                            --------------  --------------
                                            $   1,903,941   $   2,260,714
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      34,440   $      52,096
Due to affiliates                                  37,587          28,175
                                            --------------  --------------
    Total liabilities                              72,027          80,271
                                            --------------  --------------
Commitments and contingincies

Limited Partners' capital
  (59,791 Interests issued
  and outstanding)                              2,148,875       2,497,404
General Partner's deficit                        (316,961)       (316,961)
                                            --------------  --------------
    Total partners' capital                     1,831,914       2,180,443
                                            --------------  --------------
                                            $   1,903,941   $   2,260,714
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $      30,002
  Interest on short-term investments        $      67,420         132,354
  Other income                                                     11,697
                                            --------------  --------------
    Total income                                   67,420         174,053
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                               37,810
  Depreciation                                                      4,393
  Amortization of deferred expenses                                   260
  Property operating                                8,473         141,409
  Real estate taxes                                                 1,870
  Property management fees                                          1,113
  Administrative                                  153,761         165,470
                                            --------------  --------------
    Total expenses                                162,234         352,325
                                            --------------  --------------
Loss before gain on sale of property
  and extraordinary item                          (94,814)       (178,272)

Gain on sale of property                                          828,751
                                            --------------  --------------
(Loss) income before extraordinary item           (94,814)        650,479

Extraordinary item:
  Debt extinguishment expense                                    (161,761)
                                            --------------  --------------
Net (loss) income                           $     (94,814)  $     488,718
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $      10,904
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (94,814)  $     639,575
                                            ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (59,791 issued and outstanding) -
  Basic and Diluted                         $       (1.59)  $       10.70
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                 1998            1997
                                            --------------  --------------

Extraordinary item allocated
  to General Partner                                 None   $      (1,618)
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                                None   $    (160,143)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted                                  None   $       (2.68)
                                            ==============  ==============
Net income allocated to
  General Partner                                    None   $       9,286
                                            ==============  ==============
Net (loss) income allocated to
  Limited Partners                          $     (94,814)  $     479,432
                                            ==============  ==============
Net (loss) income per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted                         $       (1.59)  $        8.02
                                            ==============  ==============
Distributions to Limited Partners           $     253,715   $  10,612,903
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $        4.24   $      177.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      21,347   $      20,839
  Other income                                                     11,697
                                            --------------  --------------
    Total income                                   21,347          32,536
                                            --------------  --------------
Expenses:
  Administrative                                   40,339          30,929
                                            --------------  --------------
    Total expenses                                 40,339          30,929
                                            --------------  --------------
Net (loss) income                           $     (18,992)  $       1,607
                                            ==============  ==============
Net income allocated to General
  Partner                                            None            None
                                            ==============  ==============
Net (loss) income allocated to
  Limited Partners                          $     (18,992)  $       1,607
                                            ==============  ==============
Net (loss) income per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted                         $       (0.32)  $        0.03
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                  1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (94,814)  $     488,718
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Gain on sale of property                                   (828,751)
      Debt extinguishment expense                                  35,539
      Depreciation of property                                      4,393
      Amortization of deferred expenses                               260
      Net change in:
        Escrow deposits                                           198,283
        Accounts and accrued interest
          receivable                                5,864         164,035
        Prepaid expenses                                           14,178
        Accounts payable                          (17,656)       (115,913)
        Due to affiliates                           9,412         (61,101)
        Accrued liabilities                                       (35,921)
        Security deposits                                         (32,222)
                                            --------------  --------------

  Net cash used in operating activities           (97,194)       (168,502)
                                            --------------  --------------

Investing activities:
  Proceeds from sale of property                                5,400,000
  Payment of selling costs                                       (196,656)
                                                            --------------
  Net cash provided by investing
    activities                                                  5,203,344
                                                            --------------

Financing activities:
  Distributions to joint venture
    partner - affiliate                                        (1,064,860)
  Distributions to Limited Partners              (253,715)    (10,612,903)
  Repayment of mortgage notes payable                          (4,210,138)
                                            --------------  --------------
  Net cash used in financing activities          (253,715)    (15,887,901)
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS - 86
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)


                                                  1998            1997
                                            --------------  --------------

Net change in cash and cash equivalents          (350,909)    (10,853,059)
Cash and cash equivalents at beginning
  of period                                     1,972,846      12,857,731
                                            --------------  --------------
Cash and cash equivalents at end of
  period                                    $   1,621,937   $   2,004,672
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 14,932      $ 5,608    $ 37,587

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at September 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the nine months and quarter ended September 30, 1998. During January 1997, the Partnership sold the Lake Ridge Apartments and recognized a gain for financial statement purposes. The gain was partially offset by debt extinguishment expense recognized on the sale of the property. As a result, the Partnership recognized net income during the nine months ended September 30, 1997. Income received related to certain of the properties sold during the third quarter of 1997 was the primary reason the Partnership generated net income during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the Lake Ridge Apartments during January 1997 and recognized a gain of $828,751 in connection with the property sale. As a result of the sale, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the sale of the Lake Ridge Apartments prior to distribution to Limited Partners in April 1997. This resulted in a decrease in interest income on short-term investments during the nine months ended September 30, 1998 as compared to the same period in 1997.

The Partnership recognized other income during 1997 in connection with a refund of a prior year's insurance premium for $11,697 relating to the Partnership's properties.

Property operating expense decreased in 1997 due to the sale of the Partnership's remaining property. The Partnership paid additional expenditures during 1997 and the nine months ended September 30, 1998 relating to certain of the properties sold in prior years.

Primarily due to a change in an accounting estimate for legal fees during the quarter ended September 30, 1997, administrative expenses increased during the quarter ended September 30, 1998 as compared to the same period in 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1998 decreased by approximately $351,000 as compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $97,000 for its operating activities to pay administrative and operating expenses which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution of approximately $254,000 to Limited Partners.

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

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account of $335,000 to provide for certain costs the purchaser might incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 to date out of the escrow funds to cover such costs. The term of the escrow is six years, although a settlement is expected to be negotiated in 1999. It is not determinable at this time if the Partnership will receive the remaining amounts in the escrow account.

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

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and an oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed in Form 8-K during the quarter ended September 30, 1998.

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


Date: November 5, 1998
      ------------------------