Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 86 SERIES I
filed 1999-03-26
CIK 777574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in January 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be this final report to investors regarding this matter.

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 5,033.

Item 6. Selected Financial Data
-------------------------------

                                   Year ended December 31, 1998
                  ------------------------------------------------------------
                     1998        1997        1996        1995         1994
                  ----------- ----------- ---------- -----------  ------------
Total income         $87,854    $196,047 $9,793,385 $16,504,017   $16,104,170
Loss before gain
  on sales of
  properties,
  affiliates
  participation in
  joint ventures and
  extraordinary
  items             (118,276)   (270,825)(2,556,051) (1,270,197)   (1,284,604)
Net (loss) income   (118,276)    396,165 29,092,474  (1,357,201)   (1,284,604)
Net (loss) income
  per Limited
  Partnership
  Interest- Basic
  and Diluted          (1.98)       6.47     481.70      (22.47)       (21.27)
Total assets       1,887,220   2,260,714 17,991,055  64,231,391    64,717,186
Mortgage notes
  payable               None        None  4,210,138  74,196,579    73,208,295
Distributions
  per Limited
  Partnership
  Interest (A)          4.24      177.50     119.00        2.50          None

(A) These amounts include distributions of Original Capital of $4.24, $172.50, and $114.00 per Limited Partnership Interest during 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 86 - Series I A Real Estate Limited Partnership (the "Partnership") sold five properties during 1996 and its remaining property during 1997. The Partnership recognized gains in 1997 and 1996 in connection with the sales. During 1998, administrative and property operating expenses were higher than interest earned on short-term investments, which resulted in a net loss during 1998 as compared to net income during 1997. The gain related to the 1997 property sale was significantly lower than the total gains related to the five 1996 property sales. As a result, the Partnership recognized lower net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the Lake Ridge Apartments during January 1997 and recognized a gain of $828,751 in connection with the property sale. As a result of this sale, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the sale of the Lake Ridge Apartments prior to distribution to Limited Partners in April 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Property operating expense decreased in 1997 due to the sale of the Partnership's remaining property. The Partnership paid additional expenditures during 1997 and 1998 relating to certain of the properties sold in prior years.

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account to provide for certain costs the purchaser might incur at the property related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The Partnership recognized these payments as other expense in 1997. No additional reimbursements were made in 1998.

In connection with the sale of Lake Ridge Apartments in January 1997, the Partnership paid $126,222 in prepayment penalties and wrote-off the remaining unamortized deferred financing fees of $35,539. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes during 1997.

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

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower legal and portfolio management fees. Additional consulting, printing and postage costs incurred in 1996 in connection with a response to a tender offer also contributed to the decreases in 1997.

The Lakeville and Cedar Crest apartment complexes were owned through joint ventures with affiliates. As a result of the sales, affiliates' participation in income from joint venture ceased in 1996. The Partnership's participation in 1996 includes its share of the gains on the sales.

In connection with the sales of the Pines of Cloverlane, Cedar Crest and Lakeville Resort apartment complexes in 1996, the Partnership wrote-off the remaining unamortized deferred financing fees of $531,135, of which $195,204 represents the affiliates' share from the Cedar Crest and Lakeville Resort apartment complexes. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1998 decreased by approximately $367,000 as compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 from remaining available Net Cash Proceeds. The Partnership used cash of approximately $114,000 for its operating activities to pay administrative and property operating expenses related to a sold property which was partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution of approximately $254,000 to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in January 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurance as to the time frame for the conclusion of these contingencies.

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account of $335,000 to provide for certain costs the purchaser might incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 to date out of the escrow funds to cover such costs. The additional escrow funds are available to cover future inspections through March 2002. Any funds remaining in the escrow at that time will be released to the Partnership.

The Partnership made distributions in 1998, 1997 and 1996 totaling $4.24, $177.50 and $119.00 per Limited Partnership Interest, respectively. See Statement of Partners' Capital (Deficit) for additional information. Distributions were comprised of $4.24 per Interest of Net Cash Proceeds in 1998, $5.00 per Interest of Net Cash Receipts and $172.50 per Interest of Net Cash Proceeds in 1997 and $5.00 per Interest of Net Cash Receipts and $114.00 per Interest of Net Cash Proceeds in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998          December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets           $1,887,220   $9,375,456   $2,260,714   $9,805,387
Partners' capital
  (deficit) accounts:
    General Partner      (316,961)    (314,401)    (316,961)    (316,961)
    Limited Partners    2,125,413    9,612,436    2,497,404   10,091,535
Net (loss) income:
    General Partner          None        2,560        9,286     (312,031)
    Limited Partners     (118,276)    (225,384)     386,879    1,286,106
Per Limited Part-
  nership Interest          (1.98)(A)     3.77         6.47(A)     21.51


(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XIX, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

              TITLE                              OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XIX and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           209 Interests     Less than 1%

Relatives of the officers and affiliates of the General Partner do not own any Limited Partnership Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 53 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             -------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XIX, the
                             General Partner

Date: March 19, 1999
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
--------------------     ---------------------------------   --------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XIX,
/s/ Thomas E. Meador     the General Partner                 March 19, 1999
--------------------                                         --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Partners-XIX,
/s/ Jayne A. Kosik       the General Partner                March 19, 1999
--------------------                                        --------------
    Jayne A. Kosik

                       INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 86-Series I
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 86 - Series I A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                                 1998             1997
                                            -------------    -------------
Cash and cash equivalents                   $  1,605,485     $  1,972,846
Escrow deposits                                  274,906          274,906
Accounts and accrued interest receivable           6,829           12,962
                                            -------------    -------------
                                            $  1,887,220     $  2,260,714
                                            =============    =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     58,395     $     52,096
Due to affiliates                                 20,373           28,175
                                            -------------    -------------
    Total liabilities                             78,768           80,271
                                            -------------    -------------

Commitments and contingencies

Limited Partners' capital (59,791
  Interests issued and outstanding)            2,125,413        2,497,404
General Partner's deficit                       (316,961)        (316,961)
                                            -------------    -------------
    Total partners' capital                    1,808,452        2,180,443
                                            -------------    -------------
                                            $  1,887,220     $  2,260,714
                                            =============    =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                     Partners' Capital (Deficit) Accounts
                                --------------- -------------- ---------------
                                                    General         Limited
                                      Total         Partner        Partners
                                --------------- -------------- ---------------

Balance at December 31, 1995    $   (9,580,161) $    (617,172) $   (8,962,989)

Cash distributions to Limited
  Partners (A)                      (7,115,132)                    (7,115,132)

Net income for the year
  ended December 31, 1996           29,092,474        290,925      28,801,549
                                --------------- -------------- ---------------
Balance at December 31, 1996        12,397,181       (326,247)     12,723,428

Cash distributions to Limited
  Partners (A)                     (10,612,903)                   (10,612,903)

Net income for the year
  ended December 31, 1997              396,165          9,286         386,879
                                --------------- -------------- ---------------
Balance at December 31, 1997         2,180,443       (316,961)      2,497,404

Cash distribution to Limited
  Partners (A)                        (253,715)                      (253,715)

Net loss for the year
  ended December 31, 1998             (118,276)                      (118,276)
                                --------------- -------------- ---------------
Balance at December 31, 1998    $    1,808,452  $    (316,961) $    2,125,413
                                =============== ============== ===============

(A)  Summary of distributions per Limited Partnership Interest:

                                          1998           1997            1996
                                --------------- -------------- ---------------
First Quarter                   $         4.24  $      165.00  $         2.50
Second Quarter                           None           12.50           74.00
Third Quarter                            None           None             2.50
Fourth Quarter                           None           None            40.00

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998            1997           1996
                                --------------- -------------- ---------------
Income:
  Rental and service                            $       2,484  $    9,578,314
  Interest on short-term
    investments                 $       87,854        159,550         215,071
  Other income                                         34,013
                                --------------- -------------- ---------------
    Total income                        87,854        196,047       9,793,385
                                --------------- -------------- ---------------
Expenses:
  Interest on mortgage
    notes payable                                      37,810       3,512,383
  Lender participations                                             1,844,713
  Depreciation                                          4,393       1,459,148
  Amortization of deferred
    expenses                                              260          52,094
  Property operating                     8,146        151,488       3,698,151
  Real estate taxes                                     1,870         683,574
  Property management fees                              1,113         501,502
  Administrative                       197,984        209,844         597,871
  Other expense                                        60,094
                                --------------- -------------- ---------------
    Total expenses                     206,130        466,872      12,349,436
                                --------------- -------------- ---------------
Loss before gain on sales of
  properties, affiliates'
  participation in joint
  ventures and extraordinary
  items                               (118,276)      (270,825)     (2,556,051)
Gain on sales of properties                           828,751      37,198,777
Affiliates' participation in
  income from joint ventures                                       (5,214,321)
                                --------------- -------------- ---------------
(Loss) income before
  extraordinary items                 (118,276)       557,926      29,428,405
                                --------------- -------------- ---------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998            1997           1996
                                --------------- -------------- ---------------
Extraordinary items:
  Debt extinguishment expense                        (161,761)       (531,135)
  Affiliates' participation in
     debt extinguishment expense                                      195,204
                                                -------------- ---------------
Total extraordinary items                            (161,761)       (335,931)
                                --------------- -------------- ---------------
Net (loss) income               $     (118,276) $     396,165  $   29,092,474
                                =============== ============== ===============
Income (loss) before
  extraordinary items
  allocated to General Partner            None  $      12,578  $      294,284
                                =============== ============== ===============
(Loss) income before
  extraordinary items
  allocated to Limited Partners $     (118,276) $     545,348  $   29,134,121
                                =============== ============== ===============
(Loss) income before
  extraordinary items per
  Limited Partnership
  Interest (59,791 issued
  and outstanding) - Basic and
  Diluted                       $        (1.98) $        9.12  $       487.26
                                =============== ============== ===============
Extraordinary items allocated
  to General Partner                      None  $      (3,292) $       (3,359)
                                =============== ============== ===============
Extraordinary items allocated
  to Limited Partners                     None  $    (158,469) $     (332,572)
                                =============== ============== ===============
Extraordinary items per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted                       None  $       (2.65) $        (5.56)
                                =============== ============== ===============
Net income allocated to
  General Partner                         None  $       9,286  $      290,925
                                =============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998            1997           1996
                               --------------- -------------- ---------------
Net (loss) income allocated to
  Limited Partners              $     (118,276) $     386,879  $   28,801,549
                                =============== ============== ===============
Net (loss) income per Limited
  Partnership Interest (59,791
  issued and outstanding) -
  Basic and Diluted             $        (1.98) $        6.47  $       481.70
                                =============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                      1998            1997           1996
                                --------------- -------------- ---------------
Operating activities:
  Net (loss) income             $     (118,276) $     396,165  $   29,092,474
  Adjustments to reconcile net
    (loss) income to net cash
    used in operating activities:
      Gain on sales of properties                    (828,751)    (37,198,777)
      Debt extinguishment expense                      35,539         531,135
      Affiliates' participation
        in debt extinguishment
        expense                                                      (195,204)
      Affiliates' participation
        in income from joint
        ventures                                                    5,214,321
      Depreciation of properties                        4,393       1,459,148
      Amortization of deferred
        expenses                                          260          52,094
      Net change in:
        Escrow deposits                               258,377         983,862
        Accounts and accrued
          interest receivable            6,133        158,116        (165,221)
        Prepaid expenses                               14,178         214,951
        Accounts payable                 6,299        (81,276)         14,366
        Due to affiliates               (7,802)       (89,186)         88,538
        Accrued liabilities                           (35,921)       (294,149)
        Security deposits                             (32,222)       (388,502)
                                --------------- -------------- ---------------
  Net cash used in operating
    activities                        (113,646)      (200,328)       (590,964)
                                --------------- -------------- ---------------
Investing activities:
  Proceeds from sales of
    properties                                      5,400,000      72,178,128
  Payment of selling costs                           (196,656)     (1,575,774)
  Funding of escrow in connection
    with sale of property                                            (335,000)
                                                -------------- ---------------
  Net cash provided by investing
    activities                                      5,203,344      70,267,354
                                                -------------- ---------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                      1998            1997           1996
                                --------------- -------------- ---------------
Financing activities:
  Distributions to Limited
    Partners                          (253,715)   (10,612,903)     (7,115,132)
  Distributions to joint venture
    partner - affiliate                            (1,064,860)     (2,670,607)
  Repayment of mortgage notes
    payable                                        (4,210,138)    (48,345,344)
  Principal payments on
    mortgage notes payable                                           (845,225)
  Release of improvement escrows                                    1,064,551
                                --------------- -------------- ---------------
  Net cash used in financing
    activities                        (253,715)   (15,887,901)    (57,911,757)
                                --------------- -------------- ---------------
Net change in cash and cash
  equivalents                         (367,361)   (10,884,885)     11,764,633
Cash and cash equivalents at
  beginning of year                  1,972,846     12,857,731       1,093,098
                                --------------- -------------- ---------------
Cash and cash equivalents at
  end of year                   $    1,605,485  $   1,972,846  $   12,857,731
                                =============== ============== ===============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in January 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 13 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sale price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on October 1, 1984. The Partnership Agreement provides for Balcor Partners-XIX to be the General Partner and for the admission of Limited Partners through the sale of up to 250,000 Limited Partnership Interests at $1,000 per Interest, 59,791 of which were sold on or prior to July 31, 1986, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution have been distributed to the holders of Interests in proportion to their Participating Percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of remaining Net Cash Proceeds after the return of Original Capital plus any deficiency in the Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests, as defined in the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Note Payable:

During 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $37,810 and $3,512,383, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

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

Net distributions of $1,064,860 and $2,670,607 were made to joint venture partners during 1997 and 1996, respectively. In addition, joint venture partners were allocated their pro rata share of the gain on the sales of the Lakeville and Cedar Crest apartment complexes of $4,877,854 and $334,258, respectively, in 1996.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $104,548 less than the tax loss of the Partnership for the same period.

9.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Reimbursement of expenses
  to General Partner,
  at cost:
    Accounting            $ 6,323  $3,898  $31,273  $6,185  $13,192 $18,021
    Data processing         2,120     872    1,910   1,399    3,036    None
    Legal                   4,878   3,016   27,041   5,435   12,364  16,499
    Portfolio management   20,258  12,587   64,110  15,156   55,030  74,298
    Property sales admin-
      istration              None    None    8,543    None   28,393   8,543
    Other                    None    None     None    None      118    None


Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $12,750 in 1996.

10. Other Expense:

In connection with the sale of the Pines of Cloverlane Apartments in 1996, the Partnership established an escrow account to provide for certain costs the purchaser might incur at the property related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The Partnership recognized these payments as other expense in 1997.

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

(b) In March 1996, the Partnership sold the Pines of Cloverlane Apartments in an all cash sale for $18,974,000. From the proceeds of the sale, the Partnership paid $14,208,240 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $288,460 in selling costs. The Partnership also funded an escrow of $335,000 to provide for certain costs the purchaser might incur at the property related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. The purchaser has been reimbursed $60,094 out of the escrow funds to cover such costs. The additional escrow funds are available to cover future inspections through March 2002. Any funds remaining in the escrow at that time will be released to the Partnership. The basis of the property was $12,369,952, which is net of accumulated depreciation of $10,441,365. For financial statement purposes, the Partnership recognized a gain of $6,315,588 from the sale of this property.

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

(b) The Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $531,135 as a result of the sales of the Pines of Cloverlane, Cedar Crest and Lakeville Resort apartment complexes during 1996. This amount was recognized as debt extinguishment expense and classified as extraordinary items, of which $195,204 represents the affiliates' share.

13. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.