Form 10-Q
period 1999-09-30
BALCOR REALTY INVESTORS 86 SERIES I
filed 1999-11-12
CIK 777574

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-15649
                       -------
                    BALCOR REALTY INVESTORS 86-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3327914
-----------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd.
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (UNAUDITED)


                                                  1999           1998
                                              ------------   ------------
Cash and cash equivalents                    $  1,848,432   $  1,605,485
Escrow deposit                                                   274,906
Accrued interest receivable                         6,507          6,829
                                              ------------   ------------
                                             $  1,854,939   $  1,887,220
                                              ============   ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     63,165   $     58,395
Due to affiliates                                  23,476         20,373
                                              ------------   ------------
    Total liabilities                              86,641         78,768
                                              ------------   ------------
Commitments and contingincies

Limited Partners' capital
  (59,791 Interests issued
  and outstanding)                              2,085,259      2,125,413
General Partner's deficit                        (316,961)      (316,961)
                                              ------------   ------------
    Total partners' capital                     1,768,298      1,808,452
                                              ------------   ------------
                                             $  1,854,939   $  1,887,220
                                              ============   ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1999 and 1998
                                  (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Income:
  Interest on short-term investments         $     56,770   $     67,420
  Other income                                     33,106
                                              ------------   ------------
    Total income                                   89,876         67,420
                                              ------------   ------------
Expenses:
  Property operating                                               8,473
  Administrative                                  110,230        153,761
  Other expense                                    19,800
                                              ------------   ------------
    Total expenses                                130,030        162,234
                                              ------------   ------------
Net loss                                     $    (40,154)  $    (94,814)
                                              ============   ============
Net loss allocated to General Partner                None           None
                                              ============   ============
Net loss allocated to Limited Partners       $    (40,154)  $    (94,814)
                                              ============   ============
Net loss per Limited Partnership Interest
  (59,791 issued and outstanding) -
  Basic and Diluted                          $      (0.67)  $      (1.59)
                                              ============   ============
Distribution to Limited Partners                     None   $    253,715
                                              ============   ============
Distribution per Limited Partnership
  Interest                                           None   $       4.24
                                              ============   ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1999 and 1998
                                  (UNAUDITED)


                                                 1999           1998
                                              ------------   ------------
Income:
  Interest on short-term investments         $     18,563   $     21,347
  Other income                                     33,106
                                              ------------   ------------
    Total income                                   51,669         21,347
                                              ------------   ------------
Expenses:
  Administrative                                   33,613         40,339
  Other expense                                    19,800
                                              ------------   ------------
    Total expenses                                 53,413         40,339
                                              ------------   ------------
Net loss                                     $     (1,744)  $    (18,992)
                                              ============   ============
Net loss allocated to General Partner                None           None
                                              ============   ============
Net loss allocated to Limited Partners       $     (1,744)  $    (18,992)
                                              ============   ============
Net loss per Limited Partnership Interest
  (59,791 issued and outstanding) -
  Basic and Diluted                          $      (0.03)  $      (0.32)
                                              ============   ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS - 86 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1999 and 1998
                                  (UNAUDITED)


                                                  1999           1998
                                              ------------   ------------
Operating activities:
  Net loss                                   $    (40,154)  $    (94,814)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                  322          5,864
        Escrow deposit                             19,800
        Accounts payable                            4,770        (17,656)
        Due to affiliates                           3,103          9,412
                                              ------------   ------------
  Net cash used in operating activities           (12,159)       (97,194)
                                              ------------   ------------
Investing activity:
  Release of escrow deposit                       255,106
                                              ------------
  Cash provided by investing activity             255,106
                                              ------------
Financing activity:
  Distribution to Limited Partners                              (253,715)
                                                             ------------
  Cash used in financing activity                               (253,715)
                                                             ------------
Net change in cash and cash equivalents           242,947       (350,909)
Cash and cash equivalents at beginning
  of period                                     1,605,485      1,972,846
                                              ------------   ------------
Cash and cash equivalents at end of
  period                                     $  1,848,432   $  1,621,937
                                              ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in January 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3.   Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1999 are:


                                             Paid
                                    -----------------------
                                     Nine Months   Quarter   Payable
                                    ------------- --------- ----------
     Reimbursement of expenses to
       the General Partner, at cost    $  22,175   $ 3,649  $ 23,476

4. Release of Escrow:

In 1996, the Partnership sold the Pines of Cloverlane Apartments. At closing, $335,000 of the sale proceeds was placed in escrow to provide for certain costs the purchaser might incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. During 1997, the purchaser received $60,094 from the escrow. During September 1999, the Partnership received $255,106 from the escrow. The Partnership also received $33,106 of interest income earned on the escrow amounts, which was recorded as other income for financial statement purposes. The purchaser received the remaining escrow amount of $19,800, which was recognized as other expense for financial statement purposes.

5. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The court has given the plaintiffs until November 30, 1999 to file an amended complaint. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 86-Series I A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,791,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Partnership has no properties remaining in its portfolio at September 30, 1999.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, during September 1999, the Partnership received other income and recognized other expense in connection with the release of an escrow related to the sale of the Pines of Cloverlane Apartments. Primarily as a result of the other income received in connection with the release of the escrow and lower administrative expenses in 1999, the Partnership's net loss decreased during the nine months and quarter ended September 30, 1999 as compared to the same periods in 1998. This decrease was partially offset by the other expense recognized in connection with the release of the escrow. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the nine months and quarters ended September 30, 1999 and 1998.

Primarily as a result of lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 when compared to 1998.

During September 1999, the Partnership recognized other income of $33,106 and other expense of $19,800 in connection with the release of an escrow related to the sale of the Pines of Cloverlane Apartments. See Note 4 of Notes to Financial Statements for additional information.

During June 1998, the Partnership paid additional property operating expenses relating primarily to the Lakeside Apartments, which was sold in 1996.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $243,000 as of September 30, 1999 as compared to December 31, 1998. Operating activities used cash of approximately $12,000 for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments and other income. Cash received from investing activities consisted of the release of an escrow of approximately $255,000 related to the sale of the Pines of Cloverlane Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in January 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

In 1996, the Partnership sold the Pines of Cloverlane Apartments. At closing, $335,000 of the sale proceeds was placed in escrow to provide for certain costs the purchaser might incur related to Pittsfield Township, Michigan inspections and subsequent improvements at the property. During 1997, the purchaser received $60,094 from the escrow. During September 1999, the Partnership received $255,106 from the escrow. The Partnership also received $33,106 of interest income earned on the escrow amounts. The purchaser received the remaining escrow amount of $19,800.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the

Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR REALTY INVESTORS 86-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Bruss et al. vs. Lehman Brothers Inc., et al.
---------------------------------------------

With regard to the Dorothy Bruss litigation, the defendants filed two motions on May 12, 1999. The first motion was a Motion to Change Venue from Essex County, New Jersey to Union County, New Jersey, where the predecessor complaint, the Lenore Klein case, had been filed. The second motion was a Motion to Dismiss the complaint for failure to state a cause of action. On July 16, 1999, the Motion to Change Venue was denied. On September 24, 1999, the court granted the defendants' Motion to Dismiss the complaint. The court has given the plaintiffs until November 30, 1999 to file an amended complaint.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. complaint filed in May 1999. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated
Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 86-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:  /s/Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer
                             (Principal Executive Officer) of Balcor
                              Partners- XIX, the General Partner



                         By:  Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners - XIX, the General Partner


Date: November 12, 1999
      -----------------